Form 10QSB
period 2006-09-30
EASTERN SERVICES HOLDINGS, INC.
filed 2006-11-02
CIK 1335795

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File #333-121764

EASTERN SERVICES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

30-0284778
(IRS Employer Identification Number)

1221 Ocean Avenue #1202, Santa Monica, California 90401	90401
(Address of principal executive offices )	(Zip Code)

(310) 587-0029
(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2006: 1,400,000 shares of common stock.

EASTERN SERVICES HOLDINGS, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

EASTERN SERVICES HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 31, 2006

EASTERN SERVICES HOLDINGS, INC.

Consolidated Financial Statements Table of Contents

EASTERN SERVICES HOLDINGS, INC.
BALANCE SHEET
(unaudited)
As of September 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	9/30/2006	12/31/2005

Cash	$48,466	$85,868
Accounts Receivable	149,280	149,280
Allowance For Doubtful Accounts	(149,280)	(149,280)
Advances	-	9,307

Total Current Assets	48,466	95,175

PROPERTY AND EQUIPMENT

Equipment	40,590	43,280
Less: accumulated depreciation	(35,801)	(39,562)

Total Property and Equipment	4,789	3,718

TOTAL ASSETS	$53,254	$98,893

LIABILITIES AND STOCKHOLDERS CAPITAL

CURRENT LIABILITIES

Accounts payable and accrued expenses	$110,038	$63,520
Loan payable - auto	2,805	5,571

Total Current Liabilities	112,843	69,091

STOCKHOLDERS EQUITY

Common stock, Authorized: 100,000,000 at $0.001
par value, Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	39,600	39,600
Retained Deficit	(100,588)	(11,198)

Total Stockholders' Equity	(59,588)	29,802

TOTAL LIABILITIES AND CAPITAL	$53,254	$98,893

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)
For the nine months ending September 30, 2006 and 2005

	9/30/2006	9/30/2005

REVENUE	$72,750	$53,000

COST OF SERVICES	76,657	48,685

GROSS PROFIT OR (LOSS)	(3,907)	4,315

GENERAL AND ADMINISTRATIVE EXPENSES	84,040	22,244

OPERATING INCOME	(87,947)	(17,929)

INCOME TAX PROVISION	1,001	-

INTEREST EXPENSE	442	322

NET INCOME (LOSS)	$(89,390)	$(18,251)

Earnings (loss) per share, basic & diluted	$(0.06)	$(0.01)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)
For the three months ending September 30, 2006 and 2005

	9/30/2006	9/30/2005

REVENUE	$30,250	$15,000

COST OF SERVICES	35,780	16,875

GROSS PROFIT OR (LOSS)	(5,530)	(1,875)

GENERAL AND ADMINISTRATIVE EXPENSES	55,185	7,899

OPERATING INCOME	(60,715)	(9,774)

INCOME TAX PROVISION	-	-

INTEREST EXPENSE	288	112

NET INCOME (LOSS)	$(61,003)	$(9,887)

Earnings (loss) per share, basic	$(0.04)	$(0.01)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
(unaudited)
As of September 30, 2006

	SHARES OF		ADDITIONAL
	COMMON	PAR	PAID IN	RETAINED	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	CAPITAL

Balance, December 31, 2002	1,000,000	$1,000		$(3,994)	$(2,994)

Net income (loss)				(23,836)	(23,836)

Balance, December 31, 2003	1,000,000	$1,000	$-	$(27,830)	$(26,830)

Common stock subscribed during	400,000	400	39,600		40,000
December 2004 at $0.10 per share

Subcription receivable					(40,000)

Net Income (loss)				17,912	17,912

Balance, December 31, 2004	1,400,000	$1,400	$39,600	$(9,918)	$(8,918)

Subscription receivable					40,000

Net Income (Loss)				(1,280)	(1,280)

Balance, December 31, 2005	1,400,000	1,400	39,600	(11,198)	29,802

Net Income (loss)				(89,390)	(89,390)

Balance, September 30, 2006	1,400,000	$1,400	$39,600	$(100,588)	$(59,588)

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ending September 30, 2006 and 2005

CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2006	9/30/2005

Net income (loss)	$(89,390)	$(18,251)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	1,239	1,859
(Increase) Decrease in advances	9,307	(2,543)
Increase (Decrease) in accounts payable	52,935	(236)
Increase (Decrease) in wages payable	(6,417)	45,000

Total adjustments to net income	57,064	44,079

Net cash provided by (used in) operating activities	(32,326)	25,828

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,310)	-

Net cash flows provided by (used in) investing activites	(2,310)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note payable - auto	(2,766)	(2,674)
Cash received from stock issuance	-	40,000

Net cash provided by (used in) financing activities	(2,766)	37,326

CASH RECONCILIATION

Net increase (decrease) in cash	(37,402)	63,155
Cash - beginning balance	85,868	353

CASH BALANCE END OF PERIOD	$48,466	$63,507

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

(unaudited)

1.   Summary of Significant Accounting Policies:

Industry - Eastern Services Holdings, Inc. (the Company) was incorporated in the state of Delaware on November 5, 2004. At the time of incorporation the Company exchanged shares with Eastern Services Group, Inc. making Eastern Services Group, Inc. an acquired subsidiary. As the Company was the non-operating acquirer, for accounting purposes Eastern Services Group, Inc. is considered the accounting acquirer. The share exchange has been accounted for as a retroactive stock split. Eastern Services Group, Inc. was incorporated on February 27, 1998 under the laws of the State of Nevada. The Company is headquartered in California. The Company provides state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area. The Company does not provide filing services. The Company’s fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:

The Company’s management has adopted the following accounting policies.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles. The Company’s management has made all adjustments in their opinion that are necessary in order to make the financial statements not misleading.

Estimates and adjustment-The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

Revenue Recognition - Revenues are recognized when the contingency requirements of the Company’s service contracts are fulfilled in a manner which leads to tax savings to the customer. If the Company is not successful in providing tax savings for property, sales and use tax then the customer does not have to pay for services provided. Proof of tax savings occurs when the state issues its assessment taxes in the month of June therefore revenue is not recognized until such time and payment of 50% of the tax savings is due from the customer at that time. In all contracts the Company acts as the principle and recognizes revenues on the gross method based on these tax savings which is not assured until the tax assessments are issued by the county. Cost of sales is recognized as the Company pays its employees for their work throughout the year regardless as to whether the Company is successful in providing tax savings.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the various classes of assets as follows:

Equipment	.......................................	2 to 10 years
Furniture	.......................................	5 to 10 years

Maintenance and repairs, as incurred, are charged to expenses; betterments and renewals are capitalized in equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share - Basic and diluted earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. The Company used for years ending December 31, 2005 and 2004 earnings as the numerator and weighted average number of shares as disclosed in the statement of operations to calculate earnings per share. As the Company had a loss for the year ending December 31 2005, the option agreement that was entered into that year would not be dilutive.

Concentrations of Credit Risk- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

Compensation in the form of stock - The Company used SFAS No.123, “Accounting For Stock Based Compansation,” for the years ending December 31, 2005 and 2004. As required by a revision of this standard, the Company has adopted SFAS No. 123R to account for stock based compensation whereby through this adoption the Company accounts for amounts regarding stock based compensation at its expense instead of proforma results. For this transition the Company has elected the prospective method to account for the change.

2.   Related Party Transactions:

A stockholder may loan the Company working capital from time to time. At the quarter ending September 30, 2006 and year ending December 31, 2005 the Company had no amounts owed.

3.   Accounts Receivable:

The Company carries balances from time to time in accounts receivable for services performed. The Company’s management has established an allowance for doubtful accounts for those accounts that may not be collectible.

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $7,900. The Company has set up a valuation allowance of $7,900 to reduce the deferred tax asset as in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The income tax payable that was accrued for the quarters ending was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is an estimate of what may be the tax liability for the current year end.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

Deferred tax assets:
Federal net operating loss	$13,400
State net operating loss	4,470

Total deferred tax assets	17,870
Less valuation allowance	(17,870)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 and the current quarter to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

6.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

7.   Operating and Capital Lease Agreements:

The Company has entered into a short-term lease for use of storage space. The contract is renewable every thirty days. The Company has not entered into any long-term leases.

8. Note Payable:

On May 14, 2002 the Company entered into a loan agreement for an auto/truck in the amount of $20,000 for a 5-year period with a variable interest rate. During the year 2005, the rate averaged 11% and payments averaged $375 per month. The Company considers the balance due on this note as short term as its intension is to retire this debt during the year ending December 31, 2006.

9.  Stockholder Equity:

The Company has authorized 100,000,000 shares of common stock at a par value of $.001 per share of which 1,400,0000 shares have been issued.

Upon incorporation of the Company (November 5, 2004), 1,000,000 shares of common stock were issued in an exchange agreement for the 1,000 shares (100%) of the subsidiary, Eastern Service Group, Inc. Eastern Service Group is the accounting acquirer and therefore the share exchange was accounted as a retroactive share exchange.

During November and December 2004 the Company undertook a private placement issuance, Regulation D Rule 506 offering, of 400,000 shares of common stock for a value of $40,000, or $.10 per share. The Company believes this offering is exempt from registration with the US Securities and Exchange Commission. These shares have been subscribed for and the funds received in January of 2005.

On March 1, 2005 the company entered into an option agreement with a company officer whereby the agreement calls for the purchase of 500,000 shares of common stock at an exercise price of $1.00 per share. The agreement will expire on March 1, 2007. The payment of these shares when exercised is due when the purchaser sells these common shares. There is no compensation, repurchase or awards with regard to this option agreement.

10.  Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments. The Company’s policy on compensation to Mr. Carrigan, its sole employee, is based upon a verbally agreed amount of $60,000 per year. The Company plans to outline a formal agreement with Mr. Carrigan by December 31, 2006.

11.  Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest during the years ending December 31, 2005 and 2004 in the amounts of $0 and $467, respectively. During the current reporting period the Company has paid $442 in interest. The Company paid income taxes during the years ending December 31, 2005 and 2004 in the amount of $169 and $0, respectively. The Company has made estimated tax payments for the current year in the amount of $1,001.

12.  Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview

We were incorporated under the laws of the State of Delaware on November 5, 2004. On November 9, 2004, pursuant to a Stock Purchase Agreement and Share Exchange, Eastern Services Group, Inc. became our wholly owned subsidiary. The purpose for this reorganization with Eastern Services Group, Inc. was to obtain an operating company which we believed has a successful business plan. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

Our subsidiary, Eastern Services Group, Inc. (“ESG”), was established in the State of Nevada in February 1998. Through our subsidiary, we provide state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area. We do not provide filing services nor do we perform CPA services. We provide consulting services based on risk assessment via telephone or in a face-to-face setting.

The core services suite provided by Eastern Services Group, Inc. is traditional tax analysis, preparation, and business consulting services to clients operating casinos in the Las Vegas, Nevada metropolitan area. ESG, Inc. concentrates on analysis of sales and use taxes, real property taxes, and personal property tax.
At competitive prices, Eastern Services Group works with clients to minimize tax exposure and ensure that each filing adheres to all areas of local and state laws. With the highest degree of integrity, ESG, Inc., conducts preliminary interviews with clients to ensure a comprehensive analysis and assessment of tax liability with respect to the specific jurisdiction is provided.

Through in-depth evaluation and assessment, ESG, Inc. makes significant recommendations to clients to ensure local and state levied taxes are accurate, accounting and tax filing procedures afford viable tax savings, and records and accounts are correctly maintained to prevent unnecessary audits.

ESG, Inc. has developed an effective pricing model. Approximately 95% of the majority of contracts is contingent upon the tax savings incurred as a result of services rendered by ESG. Typically, ESG receives 50% of the tax savings resulting directly from the assessment and analysis provided. The remaining 5% of the total contract is a flat or hourly fee to address provisional administrative functions associated with the project.

Market Trends

With real estate audits on the decline, property audits are increasing due to the renovations of hotel casinos trying to maintain market share in the gaming industry. This gives us the opportunity for audits based on the new assets purchased. For example, as properties spend on capital improvements such as carpets, restaurants, décor, and infrastructure, the overall value of the property is increased. Also, when casinos are sold or merge, the value of the properties surrounding such casinos increase as well. When property increases in value, the owner of such property is required to pay additional tax. As a means to limit additional tax exposure, casinos seek our services to help them identify ways in which they can limit such increases in taxes. Thus, when hotel casinos make improvements, they seek our services to help reduce their tax liability.

In 2005, the State of Nevada imposed a cap on the amount of taxes that a property would have to pay if the property increased in value. In 2005, the cap was set at 8%. The cap was instituted as temporary relief for business and residential markets. The cap rate effectively limited the amount of real estate tax liability that a casino could incur. Because real estate tax liability was capped, casinos were less inclined to seek tax burden relief. Therefore, in 2005, the cap limited our revenue streams because of the decrease in demand.

Although the 8% cap limited the revenue stream for all periods during the year ended 2005, the State of Nevada may adjust the cap during the year ending 2006. At this point we cannot determine what cap rate may be applied by the State of Nevada or whether there will be a cap rate in the future.

A lower cap rate means clients will be less inclined to seek our services and therefore our revenues would decrease. However, a higher cap rate, or the elimination of the cap rate altogether, would result in greater demand for our services because clients would have more incentive to seek tax burden relief. An increase in demand for our services could result in an increase in revenue.

Key Metrics

We generate revenue when we achieve a reduction in the property tax value of our clients. Our revenue derives from the spread between the original assessment by the State and the adjusted assessment we determine based on our audit. Typically, we ask for 50% of such savings. Thus, our revenues are proportionally related to the amount of savings we achieve for our clients. We consider audits which result in savings for our clients to be “successful audits.”

We focus on the bottom line profits of the company and cost of achieving them, as well as cost of obtaining new clients. Operating performance is measured by maintaining relationships with our existing clients and ensuring that we save them money. Our strength and weakness is dependant upon overall real estate values in the gaming industry as well as the rate of mergers and acquisitions that may drive up the value of existing entities. Therefore when real estate values and the level of mergers and acquisitions activities rise, our business stands to gain as well thereby increasing revenue. When those indicators fall, demand for our services falls as well.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and future that may have a material effect and has quantified them where possible. Specifically the Company considers risk of variability with changes in contract which may affect the recognition of income and also the possibility of changes in the tax code which may affect the long term rates of return.

The Company considers the following historical trends and future trends of the company as well as risks that are present within the industry. The company believes that unless the current 8% Cap is lifted, the downward trend may continue. If tax legislation changes to relieve the cap, the company’s services may be in more demand.

We provide property tax analysis and sales and use tax analysis to the casino industry. Revenues are recognized when the contingency requirements of the company service contracts are fulfilled in a manner which leads to savings to the customer.

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations. As of September 30, 2006, we had cash $48,466.

We anticipate that we will need $50,000 to cover budgeted operating expenditures and offering expenses for the next twelve months from the date of this prospectus. The Company is operating at a net loss as of September 30, 2006 therefore our cash reserves plus contractually committed capital is not sufficient to fund our planned business operations for a period of the next twelve months.

In the interim, we will continue to pursue additional capital investment. Current assets as of September 30, 2006 were $48,466 which consisted entirely of cash. Total current liabilities as of September 30, 2006 were $112,843 which consisted of a loan payable on an automobile of $2,805, which is the only loan the company has currently and an account payable of $110,038. The loan was entered on May 14, 2002 for an auto/truck in the amount of $20,000 for a 5 year period with a variable interest rate. During the year 2005 the rate averaged 5.5% and payments are $375 per month. There were no terms on the shareholder loan which was retired and we expect to retire the auto loan during the year 2006.

Because our current assets are sufficient to cover our current liabilities, we expect to be able to continue operations for at least the next twelve months only if we continue to generate significant revenues. However, there is risk if the company does not generate significant revenues that it will not be able to cover its costs. The company’s major stockholder will fund any shortfalls in capital and additional expenses in the form of accounting and legal fees for the company to become a reporting company. We will also need to seek both private and public equity markets to support our ongoing operations

We have financed our growth and cash requirements through operations, related party debt and small private placements of equity.

By becoming a publicly reporting company, we expect an increase in our audit, accounting, and legal fees. As a fully reporting company pursuant to the Securities Exchange Act of 1934, we will be required to file quarterly, annual, and other periodic reports. As such, we will require the assistance of our legal counsel to prepare and file such reports and our independent auditors to prepare or review financial statements in connection with such reports. In addition, we will retain an EDGAR service to submit such filings to the Securities and Exchange Commission. We anticipate the approximate costs of being a publicly reporting company to be the following per quarter (or about $24,000 per year):

Legal:	$2,500
Accounting:	$2,500
Filings:	$1,000

Results from Operations

Nine Months Ended September 30, 2006 Compared to Nine months ended September 30, 2005

Revenues

Revenues increased from $53,000 for the nine months ended September 30, 2005 to $72,750 for the nine months ended September 30, 2006, an increase of $19,750 or 37%. The increase was a result of two new clients.

Total Expenses

Cost of services increased from $48,685  for the nine months ended September  30, 2005 to $76,657 for the nine months ended September  30, 2006 an increase of $27,972 or  57% approximately. The increase in cost of services was a result of a payment in the third quarter to a consultant for $19,000.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $22,244 for the nine months ended September 30, 2005 to $84,040 for the nine months ended September 30, 2006 an increase of $61,796 or 278%. The reason for the increase is due to several factors. There was an approximate $43,000 increase in legal fees in the third quarter.   The legal fees were related to collections of receivables.  There was an increase of $1700 in travel expenses in the third quarter.  There was an increase of $500 in Meals and Entertainment in the third quarter and $800 in repairs and maintenance.

Net Loss

Net loss increased from $18,251 for the nine months ended September 30, 2005 to a loss of $89,390 for the nine months ended September 30, 2006. The increase in losses was a result of increased General and Administrative expenses, as well as an increase in cost of sales as a result of new consultants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EASTERN SERVICES HOLDINGS, INC.

By:	/s/ Akhee Rahman
Akhee Rahman,
President, Chief Executive Officer,
Chief Financial Officer, Secretary &
Director

Date: November 1, 2006