Form 10KSB
period 2006-12-31
EASTERN SERVICES HOLDINGS, INC.
filed 2007-03-07
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-128415

EASTERN SERVICES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Ocean Avenue #1202 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 587-0029

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $81,150

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: $3,261,745

Number of shares of the registrant’s common stock outstanding as of March 6, 2007:  1,400,000 shares of Common Stock

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", or "Company" refer to the operations of Eastern Services, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1. Description of Business.

We were incorporated under the laws of the State of Delaware on November 5, 2004. We commenced operations for the purposes of evaluating, structuring, and completing a merger with Eastern Services Group, Inc. On November 9, 2004, we obtained all of the outstanding stock of Eastern Services Group, Inc. from Richard Carrigan, the sole stockholder in consideration for the issuance of 1,000,000 shares of our common stock to Mr. Carrigan pursuant to a Stock Purchase Agreement and Share Exchange between Eastern Services Group, Inc. and us. Pursuant to the Stock Purchase Agreement and Share Exchange, Eastern Services Group, Inc. became our wholly owned subsidiary. The purpose for this reorganization with Eastern Services Group, Inc. was to obtain an operating company which we believed has a successful business plan. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

General

Our subsidiary, Eastern Services Group, Inc., was established in the State of Nevada in February 1998. Through our subsidiary, we provide state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area with a focus on assessing tax liability on real and personal property and review of sales and use tax. We do not provide filing services nor do we perform CPA services. We provide such services via telephone or in a face-to-face setting. Some parts of our business are cyclical in nature. Our state and local tax consultation service is provided on a yearly basis, while our sale and use tax revue is provided every four years. Mr. Carrigan provides the majority of the services however occasionally consultants are used to provide services. The company has reduced the use of consultants during this fiscal year.

We are a relatively small operator in this market. Client relationships are culminated from personal relationships cultivated with casino executives within the Las Vegas/Clark County area or through word-of-mouth recommendations. Our current business operations are comprised of doing work for Coast Resorts, Riverside Resort and Casino, and the El Cortez Hotel and Casino.

Industry Overview

Well-publicized issues in the past few years surrounding a number of major international accountancy and management consulting firms has focused the spotlight on the industry.

Trends indicate that the aftermath of firm failures and legal actions is proving advantageous for smaller, independent accountancy firms that can offer personalized services, develop and sustain long-standing, secure relationships with business clients, and guarantee professionalism, accuracy, and consistency.

Despite the high degree of competition, saturation is unlikely in large, growing metropolitan markets. New tax laws and ever-increasing populations continue to fuel the demand for professional accounting and tax services. Additionally, clients continue to seek the benefits of convenience options and secure professional relationships in the services they purchase. Complimentary services that afford tax benefits transform traditional tax analysis firms into more competitive ventures.

Keys to Success

Both the short-term and long-range success of Eastern Services Group rest in the ability of the Company to satisfy the market needs and remain current with industry trends and fluctuating customer preferences and interests.

Fundamentally, success lies in the following elements:

-	Leveraging successful relationships with existing clients and reputation in the marketplace to develop the client base and expand service contract penetration among target market.

-	Develop effective campaigns to maximize marketing dollars, reach target clients, and acquire new business, relying on client testimonial, customer referrals, and word-of-mouth promotions.

-	Commitment to reinvesting profits for further growth through sound financial practices, effective marketing programs, and efficient business management.

Services Offered

We provide state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area with a focus on assessing tax liability on both real and personal property and reviews of sales and use tax. We do not provide filing services nor do we perform CPA services.

Assessing Tax Liability on Real and Personal Property

Assessments are first conducted by real estate appraisers. For hotels and casino properties, assessments are accomplished by reviewing the profit and loss statements of our clients and comparing such statements with other properties that are similar in nature. Based on these “comps” or “comparable properties,” we determine what we believe to be the income value of the property. Based on the appraised value of the property, we negotiate via conference calls and face-to-face meetings with the tax assessor’s office for a reduction in tax liability for our client.

For personal property, we look at property tax returns and review how such property is classified vis-à-vis long-term versus short-term assets. If our review reveals that certain assets were misclassified, we make the necessary adjustments to the appropriate class. To the extent that such reclassification results in reduction in tax liability for our clients, we share equally in such reduction.

Review of Sales and Use Taxes

In addition to services related to tax liability on real and personal property, we review sales and use tax liability. The State of Nevada audits casinos and other properties every four years for sales tax “deficiencies” in the amount of sales and use tax paid by such property. In order to determine if a deficiency exists, the State reviews a sample from one of the previous four years. If the State determines that based on the sample the property is deficient in its sales and use tax payments, the State calculates the sales and use tax deficiency for all for years by extrapolating data from that sample. Properties then must pay the amount by which their sales and use tax amounts were deficient.

We assist clients in obtaining a reduction in this deficiency amount. We accomplish this by reviewing every line item for each of the previous four years. By reviewing every line item, as opposed to taking a small sample, we hope to show that the sample itself used by the State was not accurate or that it does not accurately reflect all four years. Thus, if we can show the sample was flawed in such a way that it overestimated sales and use tax liability, we can obtain a reduction in the deficiency amount. In addition, we review properties’ accounting practices to identify items that were improperly accounted for and should not have been included in determining a property’s sales and use tax liability. Thus, if we can show that a client was over-inclusive with respect to items used to determine sales and use tax liability, we can achieve a reduction in the deficiency amount.

How We Generate Revenues from Our Services

We generate revenue when we achieve a reduction in the property tax value for our clients. Our revenue derives from the spread between the original assessment by the State and the adjusted assessment we determine based on our review. Typically, we ask for 50% of such savings. Thus, our revenues are proportionally related to the amount of savings we achieve for our clients. We consider audits which result in savings for our clients to be “successful audits.”

Target Market

Our target customers are hotel casino properties in the gaming industry throughout Nevada. The Company has ongoing engagements with Coast Resorts, Riverside Resort and Casino, and the El Cortez Hotel and Casino as well as new clients such as Netfaze. Such ongoing engagements involve education of our clients’ in-house accountants on changes in the State laws and accounting practices as well as ensuring that items are being classified appropriately. Even though services may be provided to these clients, if we cannot show savings, no revenues for our company may be generated. Eastern also offers its services to other businesses such as Netfaze.

We also plan on expanding our services to properties outside of Nevada. Specifically, we believe that we can provide similar services to casinos in California. Both Ahkee Rahman and Richard Carrigan are pursuing opportunities in California. In order to expand to this market, we plan to offer our services on the same contingent basis on which we currently operate. We hope that because our fees are contingent on our ability to reduce tax liability, potential new clients will be willing to engage us.

Pricing

We believe we have developed an effective pricing model. Approximately 95% of the majority of contracts is contingent upon the tax savings incurred as a result of services rendered by us. Typically, we receive 50% of the tax savings resulting directly from the assessment and analysis provided. The remaining 5% of the total contract is a flat or hourly fee to address provisional administrative functions associated with the project.

This model translates directly into a more competitively priced but higher quality, comprehensive service that develops new market opportunities in the targeted geographic region. Additionally, with an initially narrow geographic focus, we can build a specific niche market and develop a stronger reputation through specialization in the industry.

Competition

We are not aware of small, niche players similar to ourselves that focus solely on this aspect of the casino industry. However, Deloitte & Touche USA LLP provides a similar service as part of its comprehensive income audit.

Subsidiaries

We have one wholly owned subsidiary, Eastern Services Group, Inc., a Nevada company.

Employees

As of December 31, 2006, we had one employee and our wholly owned subsidiary has one employee.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Legal Proceedings

There are no legal actions pending against us, or our wholly own subsidiary, or of which our property, or the property of our wholly owned subsidiary, is subject nor to our knowledge are any such proceedings contemplated.

Item 2. Description of Property.

Our primary office consists of office space located within Ms. Akhee’s home at 1221 Ocean Avenue, #1202, Santa Monica, California 90401. We use such space for no charge from Ms. Akhee, and we currently have no written agreement with Ms. Akhee, our sole officer and director. Currently, we believe that this space is sufficient and adequate to operate our current business; however, if we expand our business to a significant degree, we will have to find a larger space. Our principal business operations are conducted at 7695 Desperado St. Las Vegas, NV 89131. Such location is the private residence of Mr. Carrigan. Mr. Carrigan owns this property and we use such space free of charge from him.

Item 3. Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “ESVH” and has been trading since January 19, 2007. There is a limited trading market for our Common Stock. The stock was not trading during the fiscal year ended December 31, 2006

Holders

As of March 6, 2007 in accordance with our transfer agent records, we had 42 record holders of our Common Stock, holding 1,400,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

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

Results from Operations

Results from Operations

Fiscal Year Ended December 31, 2006 Compared To the Fiscal Year Ended December 31, 2005

Revenues

Revenues decreased from $110,946 for the year ended December 31, 2005 to $81,150 to the year ended December 31, 2006, a decrease of $29,796 or 26%. The decrease is primarily due to a reduction in demand for our services based the State of Nevada’s cap of 8% on the tax liability for casino properties. As discussed above, in 2005, the State of Nevada imposed a cap of 8% on the amount of taxes that a property would have to pay if the property increased in value. The cap effectively limited the amount of real estate tax liability that a casino could incur.

Because real estate tax liability was capped, casinos were less inclined to seek tax burden relief. Therefore, in 2005 the cap resulted in a decrease in demand for our services and our revenue declined accordingly.

Total Expenses

Cost of revenue increased from $69,635 for the year ended December 31, 2005 to $76,657 for the year ended December 31, 2006, an increase of $7022 or 10%. Because of the reduction in demand for our services, the salary was decreased, however, the payments to consultants increased more than the salary decrease.

General and administrative expense includes office expenses, travel and entertainment, and professional fees. For the year ended December 31, 2006 general and administrative expense was $93,095 compared to $43,018 in general and administrative expense for the same period in 2005, an increase of approximately $50,077 or 116%. $44,000 of increase was a result of legal fees for collection of bad debt. The remainder of the increase was payroll taxes increased travel expense.

Net Income

We had a net loss of $90,275 for the year ended December 31, 2006 to a net loss of $1,280 for the year ended December 31, 2005. For the year ended December 31, 2006, interest expense was $672 compared to $0 for the prior year, and we also incurred an increase in tax expense by $1001 to $1001 from $0 the prior year.

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations. As of December 31, 2006, we had cash of $43,825.

We anticipate that we will need $115,000 to cover budgeted operating expenditures and offering expenses for the next twelve months from the date of this prospectus. The Company is operating at a net loss of $90,275 as of December 31, 2006, therefore our cash reserves, plus contractually committed capital is not sufficient to fund our planned business operations for a period of the next twelve months.

In the interim, we will continue to pursue additional capital investment. Current assets as of December 31, 2006 were $48, 025, which consisted entirely of cash. Total current liabilities as of December 31, 2006 were $111,855 which consisted of a loan payable on an automobile of $1,354, which is the only loan the company has currently and an account payable of $110,501. The loan was entered on May 14, 2002 for an auto/truck in the amount of $20,000 for a 5 year period with a variable interest rate. During the year 2005 the rate averaged 5.5% and payments are $375 per month. There were no terms on the shareholder loan which was retired and we expect to retire the auto loan during the year 2006.

Because our current assets are not sufficient to cover our current liabilities, we expect to be able to continue operations for at least the next twelve months only if we continue to generate significant revenues. However, there is risk if the company does not generate significant revenues that it will not be able to cover its costs. The company’s major stockholder will fund any shortfalls in capital and additional expenses in the form of accounting and legal fees for the company to become a reporting company. We will also need to seek both private and public equity markets to support our ongoing operations

We have financed our growth and cash requirements through operations, related party debt and small private placements of equity.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7. Financial Statements.

EASTERN SERVICES HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

EASTERN SERVICES HOLDINGS, INC.

Consolidated Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

The Board of Directors and Shareholders
Eastern Services Holdings, Inc.

To the board of directors and stockholders:

        We have audited the accompanying balance sheet of Eastern Services Holdings, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Services Holdings, Inc. as of December 31, 2006 and 2005, and the results of operations and its cash flows for the twelve months ending December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, Florida
February 1, 2007

EASTERN SERVICES HOLDINGS, INC.
BALANCE SHEET
As of December 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2006	12/31/2005

Cash	$43,825	$85,868
Accounts Receivable	153,480	149,280
Allowance For Doubtful Accounts	(149,280)	(149,280)
Advances	-	9,307

Total Current Assets	48,025	95,175

PROPERTY AND EQUIPMENT

Equipment	40,591	43,280
Less: accumulated depreciation	(37,234)	(39,562)

Total Property and Equipment	3,357	3,718

TOTAL ASSETS	$51,382	$98,893

LIABILITIES AND STOCKHOLDERS CAPITAL

CURRENT LIABILITIES

Accounts payable and accrued expenses	$110,501	$63,520
Loan payable - auto	1,354	5,571

Total Current Liabilities	111,855	69,091

STOCKHOLDERS EQUITY

Common stock, Authorized: 100,000,000 at $0.001
par value, Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	39,600	39,600
Retained Deficit	(101,473)	(11,198)

Total Stockholders' Equity	(60,473)	29,802

TOTAL LIABILITIES AND CAPITAL	$51,382	$98,893

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the twelve months ending December 31, 2006 and 2005

	12/31/2006	12/31/2005

REVENUE	$81,150	$110,946

COST OF SERVICES	76,657	69,635

GROSS PROFIT OR (LOSS)	4,493	41,311

GENERAL AND ADMINISTRATIVE EXPENSES	93,095	43,018

OPERATING INCOME	(88,602)	(1,707)

INCOME TAX PROVISION	1,001	-

INTEREST EXPENSE	672	-

INTEREST INCOME	-	427

NET INCOME (LOSS)	$(90,275)	$(1,280)

Earnings (loss) per share, basic & diluted	$(0.06)	$(0.00)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
As of December 31, 2006

	SHARES OF		ADDITIONAL
	COMMON	PAR	PAID IN	RETAINED	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	CAPITAL

Balance, December 31, 2002	1,000,000	$1,000	-	$(3,994)	$(2,994)

Net income (loss)	-	-	-	(23,836)	(23,836)

Balance, December 31, 2003	1,000,000	$1,000	$-	$(27,830)	$(26,830)

Common stock subscribed during	400,000	400	39,600	-	40,000
December 2004 at $0.10 per share

Subcription receivable	-	-	-	-	(40,000)

Net Income (loss)	-	-	-	17,912	17,912

Balance, December 31, 2004	1,400,000	$1,400	$39,600	$(9,918)	$(8,918)

Subscription receivable					40,000

Net Income (Loss)	-	-	-	(1,280)	(1,280)

Balance, December 31, 2005	1,400,000	1,400	39,600	(11,198)	29,802

Net Income (loss)	-	-	-	(90,275)	(90,275)

Balance, December 31, 2006	1,400,000	$1,400	$39,600	$(101,473)	$(60,473)

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006 and 2005

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2006	12/31/2005

Net income (loss)	$(90,275)	$(1,280)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	2,670	2,478
Fed Income Tax Payable	-	(5,521)
Increase (Decrease) in accounts receivable	(4,200)	-
(Increase) Decrease in advances and prepaid expenses	9,307	(9,307)
Increase (Decrease) in accounts payable	46,982	63,184

Total adjustments to net income	54,759	50,834

Net cash provided by (used in) operating activities	(35,516)	49,554

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,310)	-

Net cash flows provided by (used in) investing activites	(2,310)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note payable - auto	(4,217)	(4,038)
Cash received from stock issuance	-	40,000

Net cash provided by (used in) financing activities	(4,217)	35,962

CASH RECONCILIATION

Net increase (decrease) in cash	(42,043)	85,516
Cash - beginning balance	85,868	352

CASH BALANCE END OF PERIOD	$43,825	$85,868

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

Earnings Per Share - Basic and diluted earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. The Company used for years ending December 31, 2005 and 2004 earnings as the numerator and weighted average number of shares as disclosed in the statement of operations to calculate earnings per share. As the Company had a loss for the year ending December 31 2006, the option agreement that was entered into that year would not be dilutive.

Concentrations of Credit Risk- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

Compensation in the form of stock - The Company used SFAS No.123, “Accounting For Stock Based Compansation,” for the year ending December 31, 2005. As required by a revision of this standard, the Company has adopted SFAS No. 123R to account for stock based compensation whereby through this adoption the Company accounts for amounts regarding stock based compensation at its expense instead of proforma results. For this transition the Company has elected the prospective method to account for the change.

2.   Related Party Transactions:

A stockholder may loan the Company working capital from time to time. At the year ending December 31, 2006 and 2005 the Company had no amounts owed.

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

5. Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $20,295. The Company has set up a valuation allowance of $20,295 to reduce the deferred tax asset as in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

Deferred tax assets:
Federal net operating loss	$15,705
State net operating loss	4,591

Total deferred tax assets	20,295
Less valuation allowance	(20,295)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 and the current quarter to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

10.  Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments. The Company’s policy on compensation to Mr. Carrigan, its sole employee, is based upon a verbally agreed amount of $60,000 per year. For the year ended December 31, 2006 the Company accrued $45,000 in wages.

11.  Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest during the years ending December 31, 2006 and 2005 in the amounts of $672 and $0, respectively. The Company paid income taxes during the years ending December 31, 2006 and 2005 in the amount of $1,001 and $169, respectively.

12.  Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our sole executive officer and director and his age as of March 6, 2006 is as follows:

Name	Age	Position

Akhee Rahman	35	President and Chief Executive Officer Secretary Treasurer Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

AKHEE RAHMAN is our founder and currently serves as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors. Prior to joining us, Ms. Rahman was Secretary and Director for Converge Global Inc., an internet incubator, from 2000 to 2001. Converge Global, Inc. was a public company however, it terminated the registration of its securities under Section 12(g) of the Exchange Act on November 20, 2002. Ms. Rahman was also the Secretary and Treasurer for Essential Technologies, Inc., a private software solutions firm from 2001 to 2002.

From 2000-2001 she was the Treasurer for Digitalmen.com, Inc., a private online community and resource center for men. From 1996 to 1999 and between 2002 and 2004, Ms. Rahman was not employed. Prior to 1996 she worked as a manager for the clothing retailer, Cache. Ms. Rahman has a Bachelor of Arts degree in International Business and Trade from the University of Dallas.

Set forth below is a brief description of the background and business experience of each person who is not an executive officer but who is expected by us to make a significant contribution to the business:

Name	Age	Position

Richard Carrigan	40	Principal of Eastern Services Group, Inc. Principal Shareholder

RICHARD CARRIGAN is the principal of Eastern Services Group, Inc., our wholly owned subsidiary, as well as our principal shareholder. Prior to starting Eastern Services Group in 1998, Mr. Carrigan was named Marketing Manager for Woodmasters Design & Manufacturing, Inc., Chicago IL in 1995 where he was responsible for the West Coast sales and marketing for a $10 million architectural millwork company including servicing clients, negotiating and bidding of new contracts. He also serviced thirty accounts with direct customer contact. From 1993- through 1994, Mr. Carrigan was a Cost Engineer with Baker Mellon Stuart Construction, Inc. in Pittsburgh, Pennsylvania. His responsibilities included administering government contracts with a total budget of $20 Million and negotiating and analyzing contracts with the Public Works Commission. Mr. Carrigan managed 40 employees including Purchasing Agents, Construction Foremen and the Sub-Contractor Manager. He also developed plans and projections to ensure that the projects were completed within budget and on schedule. From 1992 through 1993, Mr. Carrigan was an Operations Consultant for M.M.P.C. Inc. in Pittsburgh, Pennsylvania. From 1988 through 1991, Mr. Carrigan was an Assistant Controller with John Chatillon and Sons, Inc. in Greensboro, NC. Mr. Carrigan received his Master of Business Administration from the Joseph M. Katz Graduate School of Business, University of Pittsburgh in 1992. He received his Bachelor of Science degree from the University of Pittsburgh in 1988. Mr. Carrigan also serves as the sole officer and director of Grant Enterprises, Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

As of December 31, 2006, we have one employee and our wholly owned subsidiary has one employee.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted a code of ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table. The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2006.

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Ahkee Rahman	President CEO and Chairman	2006 2005 2004	$0 $0 $0	0 0 0	0 0 0	$500 (1)	0 0 0	0 0 0	0 0 0
Richard Carrigan (2)		2006 2005 2004	$45,000 $60,000 $160,353	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Ahkee Rahman has an option to purchase 500,000 shares of our common stock for a period of two years expiring March 1, 2007 at $1.00 a share.

(2)	These amounts reflect salary paid by our subsidiary to Mr. Carrigan, the sole employee of our operating subsidiary.

OPTIONS GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

Ahkee Rahman	500,000	100%	$1.00	March 1, 2007

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending December 31, 2006, by the executive officer named in the Summary Compensation Table.

Employment Agreements

We do not have an employment or consultant agreement with Ms. Ahkee Rahman, our Chief Executive Officer, President, and Chairman of the Board of Directors.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 6, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard Carrigan 7695 Desperado St. Las Vegas, Nevada 89131	1,005,000	71.9% (1)

Common Stock	Ahkee Rahman 1221 Ocean Avenue, #1202. Santa Monica, California 90401	500,000 (2)	26.3% (4)

Common Stock	All executive officers and directors as a group	1,505,000 (3)	79.2% (4)

(1)	This percentage of class is based on 1,400,000 shares of common stock issued and outstanding as of March 6, 2007.

(2)	Ms. Rahman currently owns an option to purchase 500,000 shares of our common stock at $1.00 per share.

(3)	This amount is based on 1,005,000 shares of our common stock owned by Richard Carrigan and 500,000 shares issuable to Ms. Rahman upon execution of her option to purchase such shares.

(4)
This percentage of class is based on a total of 1,900,000 shares of common stock consisting of 1,400,000 shares of common stock issued and outstanding as of March 6, 2007 and the 500,000 shares issuable to Ms. Rahman upon execution of her option to purchase such shares.

Item 12. Certain Relationships and Related Transactions.

None of the following persons, other than Richard Carrigan, Aileen Carrigan, and Patrick E. Carrigan as part of our December 2004 private offering, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any our directors or officers of the Company;

(B)	Any proposed nominee for election as a director of the Company;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company.

As of December 31, 2005, an unsecured demand note payable in the amount of $3,078 to our principal shareholder was paid in full. Mr. Carrigan had loaned us working capital.

Item 13. Exhibits.

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 19, 2005

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 19, 2005
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

 Item 14. Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended December 31, 2006, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Services Holdings, Inc.

By:	By: /s/ Ahkee Rahman
AHKEE RAHMAN
President, Chief Executive Officer, Chief Financial Officer

Date:	March 6, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ahkee Rahman	President, Chief Executive Officer,	March 6, 2007
AHKEE RAHMAN	Chief Financial Officer