Form 10QSB
period 2007-03-31
EASTERN SERVICES HOLDINGS, INC.
filed 2007-05-04
CIK 1335795

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2007: 1,400,000 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

EASTERN SERVICES HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

EASTERN SERVICES HOLDINGS, INC.

Consolidated Financial Statements Table of Contents

EASTERN SERVICES HOLDINGS, INC.
BALANCE SHEET
(unaudited)
As of March 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	3/31/2007	12/31/2006

Cash	$28,338	$43,825
Accounts Receivable	700	153,480
Allowance For Doubtful Accounts	-	(149,280)
Advances	-	-

Total Current Assets	29,038	48,025

PROPERTY AND EQUIPMENT

Equipment	43,177	40,591
Less: accumulated depreciation	(38,260)	(37,234)

Total Property and Equipment	4,917	3,357

TOTAL ASSETS	$33,955	$51,382

LIABILITIES AND STOCKHOLDERS CAPITAL

CURRENT LIABILITIES

Accounts payable and accrued expenses	$113,121	$110,501
Loan payable - auto	618	1,354

Total Current Liabilities	113,739	111,855

STOCKHOLDERS EQUITY

Common stock, Authorized: 100,000,000 at $0.001
par value, Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	39,600	39,600
Retained Deficit	(120,784)	(101,473)

Total Stockholders' Equity	(79,784)	(60,473)

TOTAL LIABILITIES AND CAPITAL	$33,955	$51,382

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)
For the three months ending March 31, 2007 and 2006

	3/31/2007	3/31/2006

REVENUE	$-	$-

COST OF SERVICES	500	13,300

GROSS PROFIT OR (LOSS)	(500)	(13,300)

GENERAL AND ADMINISTRATIVE EXPENSES	17,268	11,526

OPERATING INCOME	(17,768)	(24,826)

INCOME TAX PROVISION	1,500	-

INTEREST EXPENSE	43	62

INTEREST INCOME	-	-

NET INCOME (LOSS)	$(19,311)	$(24,888)

Earnings (loss) per share, basic & diluted	$(0.01)	$(0.02)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
(unaudited)
As of March 31, 2007

	SHARES OF		ADDITIONAL
	COMMON	PAR	PAID IN	RETAINED	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	CAPITAL

Balance, December 31, 2002	1,000,000	$1,000		$(3,994)	$(2,994)

Net income (loss)	-	-	-	(23,836)	(23,836)

Balance, December 31, 2003	1,000,000	$1,000	$-	$(27,830)	$(26,830)

Common stock subscribed during	400,000	400	39,600		40,000
December 2004 at $0.10 per share

Subcription receivable					(40,000)

Net Income (loss)	-	-	-	17,912	17,912

Balance, December 31, 2004	1,400,000	$1,400	$39,600	$(9,918)	$(8,918)

Subscription receivable					40,000

Net Income (Loss)	-	-	-	(1,280)	(1,280)

Balance, December 31, 2005	1,400,000	1,400	39,600	(11,198)	29,802

Net Income (loss)	-	-	-	(90,275)	(90,275)

Balance, December 31, 2006	1,400,000	$1,400	$39,600	$(101,473)	$(60,473)

Net Income (loss)	-	-	-	(19,311)	(19,311)

Balance, March 31, 2007	1,400,000	1,400	39,600	(120,784)	(79,784)

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
For the three months ending March 31, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2007	3/31/2006

Net income (loss)	$(19,311)	$(24,888)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	1,028	620
(Increase) Decrease in accounts receivable	3,500	-
(Increase) Decrease in advances and prepaid expenses	-	9,307
Increase (Decrease) in accounts payable	2,619	(26,784)

Total adjustments to net income	7,147	(16,857)

Net cash provided by (used in) operating activities	(12,164)	(41,745)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,587)	-

Net cash flows provided by (used in) investing activites	(2,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note payable - auto	(736)	(687)

Net cash provided by (used in) financing activities	(736)	(687)

CASH RECONCILIATION

Net increase (decrease) in cash	(15,487)	(42,432)
Cash - beginning balance	43,825	85,868

CASH BALANCE END OF PERIOD	$28,338	$43,436

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

Equipment	2 to 10 years
Furniture	5 to 10 years

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

Compensation in the form of stock - The Company used SFAS No.123, “Accounting For Stock Based Compensation,” for the year ending December 31, 2005. As required by a revision of this standard, the Company has adopted SFAS No. 123R to account for stock based compensation whereby through this adoption the Company accounts for amounts regarding stock based compensation at its expense instead of proforma results. For this transition the Company has elected the prospective method to account for the change.

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

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $20,295. The Company has set up a valuation allowance of $20,295 to reduce the deferred tax asset, as in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

6.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

7.   Operating and Capital Lease Agreements:

The Company has entered into a short-term lease for use of storage space. The contract is renewable every thirty days. The Company has not entered into any long-term leases.

8. Note Payable:

On May 14, 2002 the Company entered into a loan agreement for an auto/truck in the amount of $20,000 for a 5-year period with a variable interest rate. During the year 2005, the rate averaged 11% and payments averaged $375 per month. The Company considers the balance due on this note as short term as its intension is to retire this debt during the year ending December 31, 2007.

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

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations. As of March 31, 2007, we had cash of $28,338.

We anticipate that we will need $50,000 to cover budgeted operating expenditures and offering expenses for the next twelve months from the date of this prospectus. The Company is operating at a net loss as of March 31, 2007 and therefore our cash reserves plus contractually committed capital are not sufficient to fund our planned business operations for a period of the next twelve months.

In the interim, we will continue to pursue additional capital investment. Current assets as of March 31, 2007 were $29,038 which consisted mostly cash and total current liabilities as of March 31, 2007 were $113,739 which consisted of accounts payable and accrued expenses of $113,121 and a loan payable of $618. The loan was entered on May 14, 2002 for an auto purchase in the amount of $20,000 for a 5 year period with a variable interest rate. During the year 2005 the rate averaged 5.5% and payments are $375 per month and we expect to retire the auto loan during the year 2007.

Because our current assets are not sufficient to cover our current liabilities, we expect to be able to continue operations for at least the next twelve months only if we continue to generate significant revenues or raise additional funding. However, there is risk if the company does not generate significant revenues that it will not be able to cover its costs. The company’s major stockholder will fund any shortfalls in capital and additional expenses in the form of accounting and legal fees for the company to become a reporting company. We will also need to seek both private and public equity markets to support our ongoing operations. We have financed our growth and cash requirements through operations, related party debt and small private placements of equity.

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

Results from Operations

Three Months Ended March 31, 2007 Compared to Three months ended March 31, 2006

Revenues

Revenues were $0 for the three months ended March 31, 2006 and were $0 for the three months ended March 31, 2007.

Total Expenses

Cost of services decreased from $13,300 for the three months ended March 31, 2006 to $500 for the three months ended March 31, 2007 a decrease of $12,800 or 94% approximately. The decrease in cost of services was a result of no payments to outside consultants as well as no salaries being accrued for Mr. Richard Carrigan.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $11,526 for the three months ended March 31, 2006 to $17,768 for the three months ended March 31, 2007 an increase of $6,242 or 36%. The increase was a result of accounting fees paid for the audit.

Net Loss

Net loss decreased from $24,826 for the three months ended March 31, 2006 to a loss of $19,311 for the three months ended March 31, 2007. The decrease in losses was a result of decreased cost of services.

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

We considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and future that may have a material effect and has quantified them where possible. Specifically we considers risk of variability with changes in contract which may affect the recognition of income and also the possibility of changes in the tax code which may affect the long term rates of return.

We consider the following historical trends and future trends of the company as well as risks that are present within the industry. We believe that unless the current 8% Cap is lifted, the downward trend may continue. If tax legislation changes to relieve the cap, the company’s services may be in more demand. We provide property tax analysis and sales and use tax analysis to the casino industry. Revenues are recognized when the contingency requirements of the company service contracts are fulfilled in a manner which leads to savings to the customer.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to us and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

  Date: May 2, 2007