Form 10QSB/A
period 2007-03-31
EASTERN SERVICES HOLDINGS, INC.
filed 2007-08-07
CIK 1335795

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Common stock, Authorized: 500,000,000 at $0.001
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

9.  Stockholder Equity:

The Company has authorized 500,000,000 shares of common stock at a par value of $.001 per share of which 1,400,000 shares have been issued.

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

  Date: August 6, 2007