Form 10QSB
period 2007-06-30
EASTERN SERVICES HOLDINGS, INC.
filed 2007-08-09
CIK 1335795

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒                      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2007: 1,400,000 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

EASTERN SERVICES HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

EASTERN SERVICES HOLDINGS, INC.
BALANCE SHEET
(unaudited)
As of June 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	6/30/2007	12/31/2006

Cash	$7,289	$43,825
Accounts Receivable	149,980	153,480
Allowance For Doubtful Accounts	(149,280)	(149,280)

Total Current Assets	7,989	48,025

PROPERTY AND EQUIPMENT

Equipment	43,177	40,591
Less: accumulated depreciation	(39,288)	(37,234)

Total Property and Equipment	3,889	3,357

TOTAL ASSETS	$11,877	$51,382

LIABILITIES AND STOCKHOLDERS CAPITAL

CURRENT LIABILITIES

Accounts payable and accrued expenses	$114,587	$110,501
Loan payable - auto	-	1,354

Total Current Liabilities	114,587	111,855

STOCKHOLDERS EQUITY

Common stock, Authorized: 500,000,000 at $0.001
par value, Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	39,600	39,600
Retained Deficit	(143,710)	(101,473)

Total Stockholders' Equity	(102,710)	(60,473)

TOTAL LIABILITIES AND CAPITAL	$11,877	$51,382

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)
For the six months ending June 30, 2007 and 2006

	6/30/2007	6/30/2006

REVENUE	$10,000	$42,500

COST OF SERVICES	800	40,877

GROSS PROFIT OR (LOSS)	9,200	1,623

GENERAL AND ADMINISTRATIVE EXPENSES	49,853	28,855

OPERATING INCOME	(40,653)	(27,232)

INCOME TAX PROVISION	1,500	1,001

INTEREST EXPENSE	84	154

NET INCOME (LOSS)	$(42,237)	$(28,387)

Earnings (loss) per share, basic & diluted	$(0.03)	$(0.02)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)
For the three months ending June 30, 2007 and 2006

	6/30/2007	6/30/2006

REVENUE	$10,000	$42,500

COST OF SERVICES	300	27,577

GROSS PROFIT OR (LOSS)	9,700	14,923

GENERAL AND ADMINISTRATIVE EXPENSES	32,585	17,328

OPERATING INCOME	(22,885)	(2,405)

INCOME TAX PROVISION	-	1,001

INTEREST EXPENSE	41	93

NET INCOME (LOSS)	$(22,926)	$(3,499)

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
(unaudited)
As of June 30, 2007

	SHARES OF		ADDITIONAL
	COMMON	PAR	PAID IN	RETAINED	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	CAPITAL

Balance, December 31, 2002	1,000,000	$1,000	-	$(3,994)	$(2,994)

Net income (loss)	-	-	-	(23,836)	(23,836)

Balance, December 31, 2003	1,000,000	1,000	-	(27,830)	(26,830)

Common stock subscribed during	400,000	400	39,600		40,000
December 2004 at $0.10 per share

Subscription receivable					(40,000)

Net Income (loss)	-	-	-	17,912	17,912

Balance, December 31, 2004	1,400,000	1,400	39,600	(9,918)	(8,918)

Subscription receivable					40,000

Net Income (Loss)	-	-	-	(1,280)	(1,280)

Balance, December 31, 2005	1,400,000	1,400	39,600	(11,198)	29,802

Net Income (loss)	-	-	-	(90,275)	(90,275)

Balance, December 31, 2006	1,400,000	1,400	39,600	(101,473)	(60,473)

Net Income (loss)	-	-	-	(42,237)	(42,237)

Balance, June 30, 2007	1,400,000	$1,400	$39,600	$(143,710)	$(102,710)

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ending June 30, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2007	6/30/2006

Net income (loss)	$(42,237)	$(28,387)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	2,056	1,239
(Increase) Decrease in accounts receivable	3,500	-
(Increase) Decrease in advances and prepaid expenses	-	9,407
Increase (Decrease) in accounts payable	4,085	(5,919)

Total adjustments to net income	9,641	4,727

Net cash provided by (used in) operating activities	(32,595)	(23,660)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,587)	-

Net cash flows provided by (used in) investing activites	(2,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note payable - auto	(1,354)	(1,718)

Net cash provided by (used in) financing activities	(1,354)	(1,718)

CASH RECONCILIATION

Net increase (decrease) in cash	(36,536)	(25,378)
Cash - beginning balance	43,825	85,868

CASH BALANCE END OF PERIOD	$7,289	$60,490

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

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

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

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

2.   Related Party Transactions:

A stockholder may loan the Company working capital from time to time. As of June 30, 2006 $44,600 of stockholder loan payable was used as operating expenses and recorded in accounts payable and accrued expenses.

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

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 and the current quarter to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2007 and December 31, 2006 is as follows:

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

8. Note Payable:

On May 14, 2002 the Company entered into a loan agreement for an auto/truck in the amount of $20,000 for a 5-year period with a variable interest rate. During the year 2005, the rate averaged 11% and payments averaged $375 per month. The Company retired the debt on April 6, 2007.

9.  Stockholder Equity:

The Company has authorized 500,000,000 shares of common stock at a par value of $.001 per share of which 1,400,0000 shares have been issued.

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

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

Market Trends

With real estate audits on the decline, property audits are increasing due to the renovations of hotel casinos trying to maintain market share in the gaming industry. This gives us the opportunity for audits based on the new assets purchased. For example, as properties spend on capital improvements such as carpets, restaurants, dйcor, and infrastructure, the overall value of the property is increased. Also, when casinos are sold or merge, the value of the properties surrounding such casinos increase as well. When property increases in value, the owner of such property is required to pay additional tax. As a means to limit additional tax exposure, casinos seek our services to help them identify ways in which they can limit such increases in taxes. Thus, when hotel casinos make improvements, they seek our services to help reduce their tax liability.

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

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations. As of June 30, 2007, we had cash of $7,289.

We anticipate that we will need $50,000 to cover budgeted operating expenditures and offering expenses for the next twelve months from the date of this prospectus. The Company is operating at a net loss as of June 30, 2007 and therefore our cash reserves plus contractually committed capital are not sufficient to fund our planned business operations for a period of the next twelve months.

In the interim, we will continue to pursue additional capital investment. Current assets as of June 30, 2007 were $7,989 which consisted mostly cash and total current liabilities as of June 30, 2007 were $114,587 which consisted totally of accounts payable and accrued expenses.  The loan was entered on May 14, 2002 for an auto purchase in the amount of $20,000 for a 5 year period with a variable interest rate. During the year 2005 the rate averaged 5.5% and payments are $375 per month.  The company paid in full and retired the debt on April 6, 2007.

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

Results from Operations

Three Months Ended June 30, 2007 Compared to Three months ended June 30, 2006

Revenues

Revenues were $42,500 for the three months ended June 30, 2006 and were $10,000 for the three months ended June 30, 2007 due to lack of companies needing our services.

Total Expenses

Cost of services decreased from $40,877 for the three months ended June 30, 2006 to $800 for the three months ended June 30, 2007 a decrease of $40,077 or 98% approximately. The decrease in cost of services was a result of no payments to outside consultants as well as no salaries being accrued for Mr. Richard Carrigan.

General and Administrative expenses which includes general office expenses, travel and entertainment, and professional fees increased from $28,855  for the three months ended June 30, 2006 to $49,853 for the three months ended June 30, 2007 an increase of $20,998 or42%. The increase was a result of accounting fees and legal fees paid for the audit.

Net Loss

Net loss increased from $28,387 for the three months ended June 30, 2006 to a loss of $42,237 for the three months ended June 30, 2007. The increase in loss was a result of a decrease in revenues and an increase in general and administrative expenses.

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

Item 3.                                 Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.     Changes in Securities.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

  Date: August 9, 2007