Form 10KSB
period 2007-12-31
FUND.COM INC.
filed 2008-03-28
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-128415

FUND.COM INC.
(Formerly known as Eastern Services Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 Broadway, 4th Floor New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 625-3591

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $10,000.

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of March 26, 2008: $109,377,313

Number of shares of the registrant’s common stock outstanding as of March 26, 2008:  43,612,335 shares of Class A Common Stock and 6,387,665 shares of Class B Common Stock.

i

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.     Description of Business.

The predecessor to our company was incorporated under the laws of the State of Delaware on November 5, 2004. Our principal executive office is located at 455 Broadway, 4th Floor, New York, New York 10013.  Our telephone number is (212)  625-3591.  We maintain a website at www.fund.com.  This website, and the information contained therein, are not part of this current report.

The Merger

Prior to January 15, 2008, we were known as Eastern Services Holdings, Inc., a Delaware corporation (“Eastern”).  On January 15, 2008, Fund.com Inc., a Delaware corporation, merged (the “Merger”) with and into us pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the “Merger Agreement”). In connection with the merger we changed our name to Fund.com Inc. (the “Surviving Corporation”).   Pursuant to the Merger Agreement, each share of common stock, par value $0.00001 per share of Fund (“Fund Common Stock”) was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class A Common Stock of the Surviving Corporation; provided, however, if a holder of Fund Common Stock also held Series A Preferred Stock, par value $.001 per share, of Fund (“Fund Preferred Stock”) then each share of Fund Common Stock held by such holder was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class B Common Stock (and Fund Preferred Stock held by such holder was cancelled).  Also pursuant to the Agreement, each share of common stock, $0.001 par value per share, of Eastern was converted into the right to receive one validly issued, fully paid and non-assessable share of Class A Common Stock of the Surviving Corporation.  Holders of such shares were entitled to receive the previously declared 9-for-1 stock dividend payable to holders of record as of January 15, 2008. As a result, at closing (and giving effect to the stock dividend) the Company issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former stockholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. The merger consideration was determined as a result of arm’s-length negotiations between the parties.  Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

Following the Merger, we succeeded to the business of Fund.com as our sole line of business.

Post Acquisition Reporting: Rule 13a-1:

The Merger, discussed above, was effective January 15, 2008, subsequent to our most recent fiscal year ended December 31, 2007. As a result, the business of Eastern no longer exists as of the date of this report. To prevent a gap in financial reporting, in accordance with SEC Rule 13a-1, we are required to report all information normally required in a Form 10-KSB related solely to the business of Eastern as of December 31, 2007 and for the fiscal year then ended. Unless otherwise indicated, all the information furnished in this report refers solely to the business and activities of Eastern prior to the Merger.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Fund.com Inc. (formerly known as Eastern Services Holdings, Inc.), prior to giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the tax services business of Eastern.

For information regarding the ongoing business and operations of Fund.com post Merger, we advise and refer the reader to the Form 8-K filed on January 17, 2008 and any related amendments filed thereafter, which filing is hereby incorporated by reference.

General

We were incorporated under the laws of the State of Delaware on November 5, 2004.  We commenced operations for the purposes of evaluating, structuring and completing a merger with Eastern Services Group, Inc (“ESG”). On November 9, 2004, we obtained all of the outstanding stock of ESG from Richard Carrigan, the sole stockholder, in consideration for the issuance of 1,000,000 shares of our common stock to Mr. Carrigan pursuant to a Stock Purchase Agreement and Share Exchange between ESG and us. Pursuant to the Stock Purchase Agreement and Share Exchange, ESG became our wholly owned subsidiary. The purpose for this reorganization with ESG was to obtain an operating company which we believed had a successful business plan. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

Our subsidiary, ESG, was established in the State of Nevada in February 1998. Through our subsidiary, we provide state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area with a focus on assessing tax liability on real and personal property and review of sales and use tax. We do not provide filing services nor do we perform CPA services. We provide such services via telephone or in a face-to-face setting. Some parts of our business are cyclical in nature. Our state and local tax consultation service is provided on a yearly basis, while our sale and use tax review is provided every four years. Mr. Carrigan provides the majority of the services; however occasionally consultants are used to provide services. ESG reduced the use of consultants during 2007.

We are a small operator in this market. Client relationships are developed from personal relationships cultivated with casino executives within the Las Vegas/Clark County area or through word-of-mouth recommendations. Prior to the Merger, our business operations consisted of doing work for three hotels.

Industry Overview

Well-publicized issues in the past few years surrounding a number of major international accountancy and management consulting firms focused the spotlight on the industry.

Trends indicated that the aftermath of firm failures and legal actions is proving advantageous for smaller, independent accountancy firms that can offer personalized services, develop and sustain long-standing, secure relationships with business clients, and provide professionalism, accuracy, and consistency.

Despite the high degree of competition, saturation is unlikely in large, growing metropolitan markets. New tax laws and ever-increasing populations continue to fuel the demand for professional accounting and tax services. Additionally, clients continue to seek the benefits of convenience options and secure professional relationships in the services they purchase. Complementary services that afford tax benefits transform traditional tax analysis firms into more competitive ventures.

Keys to Success

Prior to the Merger, both the short-term and long-range success of ESG rested in the ability to satisfy  market needs and remain current with industry trends and fluctuating customer preferences and interests.

Fundamentally, success lies in the following elements:

-	Leveraging successful relationships with existing clients and reputation in the marketplace to develop the client base and expand service contract penetration among target market.

-	Developing effective campaigns to maximize marketing dollars, reach target clients, and acquire new business, relying on client testimonial, customer referrals, and word-of-mouth promotions.

-	Commitment to reinvesting profits for further growth through sound financial practices, effective marketing programs, and efficient business management.

Services Offered Prior to the Merger

ESG provided state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area with a focus on assessing tax liability on both real and personal property and reviews of sales and use tax. We did not provide filing services nor did we perform CPA services.

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

Review of Sales and Use Taxes

In addition to services related to tax liability on real and personal property, we reviewed sales and use tax liability. The State of Nevada audits casinos and other properties every four years for sales tax “deficiencies” in the amount of sales and use tax paid by such property. In order to determine if a deficiency exists, the State reviews a sample from one of the previous four years. If the State determines that based on the sample the property is deficient in its sales and use tax payments, the State calculates the sales and use tax deficiency for all for years by extrapolating data from that sample. Properties then must pay the amount by which their sales and use tax amounts were deficient.

We assisted clients in obtaining a reduction in this deficiency amount. We accomplished this by reviewing every line item for each of the previous four years. By reviewing every line item, as opposed to taking a small sample, we hoped to show that the sample itself used by the State was not accurate or that it does not accurately reflect all four years. Thus, if we can show the sample was flawed in such a way that it overestimated sales and use tax liability, we can obtain a reduction in the deficiency amount. In addition, we reviewed properties’ accounting practices to identify items that were improperly accounted for and should not have been included in determining a property’s sales and use tax liability. Thus, if we can show that a client was over-inclusive with respect to items used to determine sales and use tax liability, we can achieve a reduction in the deficiency amount.

How We Generated Revenues from Our Services

We generated revenue when we achieved a reduction in the property tax value for our clients. Our revenue derived from the spread between the original assessment by the State and the adjusted assessment we determined based on our review. Typically, we ask for 50% of such savings. Thus, our revenues are proportionally related to the amount of savings we achieve for our clients. We consider audits which result in savings for our clients to be “successful audits.”

Target Market

Our target customers were hotel casino properties in the gaming industry throughout Nevada. The Company had ongoing engagements with Coast Resorts, Riverside Resort and Casino, and the El Cortez Hotel and Casino as well as new clients such as Netfaze. Such ongoing engagements involved education of our clients’ in-house accountants on changes in the State laws and accounting practices as well as ensuring that items are being classified appropriately. Even though services may be provided to these clients, if we cannot show savings, no revenues for our company may be generated.

Prior to the Merger, we also planned on expanding our services to properties outside of Nevada.

Pricing

We believed we had developed an effective pricing model. Approximately 95% of contract fees were contingent upon the tax savings incurred as a result of services rendered by us. Typically, we received 50% of the tax savings resulting directly from the assessment and analysis provided. The remaining 5% of the total contract was a flat or hourly fee to address provisional administrative functions associated with the project.

This model translates directly into a more competitively priced but higher quality, comprehensive service that develops new market opportunities in the targeted geographic region. Additionally, with an initially narrow geographic focus, we believed we could build a specific niche market and develop a stronger reputation through specialization in the industry.

Competition

We were not aware of small, niche players similar to ourselves that focus solely on this aspect of the casino industry. However, Deloitte & Touche USA LLP provides a similar service as part of its comprehensive income audit.  In addition, we faced intense competition from numerous small and medium sized accounting and law firms.

Subsidiaries

As of December 31, 2007, we had one wholly owned subsidiary, Eastern Services Group, Inc., a Nevada corporation.

Employees

As of December 31, 2007, we had one employee and our wholly owned subsidiary had one employee.

Patents and Trademarks

As of December 31, 2007, we did not own, either legally or beneficially, any patent or trademark.

Legal Proceedings

At December 31, 2007, there were no legal actions pending against us, or our wholly own subsidiary, or of which our property, or the property of our wholly owned subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

Item 2.     Description of Property.

As of December 31, 2007, our primary office consisted of office space located within Ms. Akhee’s home at 1221 Ocean Avenue, #1202, Santa Monica, California 90401. We used such space for no charge from Ms. Akhee, and we had no written agreement with Ms. Akhee, our sole officer and director. Our principal business operations were conducted at 7695 Desperado St. Las Vegas, NV 89131. Such location is the private residence of Mr. Carrigan and was provided free of charge from him.  Subsequent to the reverse merger, this space was vacated.

Item 3.     Legal Proceedings.

During the 2007 fiscal year and at December 31, 2007, neither we nor any of our subsidiaries were party to any pending or threatened legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the 2007 fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Our Common Stock was  quoted on the OTCBB under the symbol “ESVH” and began trading January 19, 2007. There was a limited trading market for our Common Stock.  The closing sale prices in the table reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2007
First quarter 2007 (January 19, 2007 - March 31, 2007)	$0.35	$0.10
Second quarter 2007 (April 1, 2007 - June 30, 2007)	$0.12	$0.12
Third quarter 2007 (July 1, 2007 - September 30, 2007)	$0.12	$0.12
Fourth quarter 2007 (October 1, 2007 - December 31, 2007)	$0.42	$0.12

Holders

As of March 26, 2008 in accordance with our transfer agent records, there were approximately 402 stockholders of record of our common stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. As of December 31, 2007, we have never declared or paid any dividends on our common stock. On January 4, 2008, we declared (and subsequently paid) a 900% dividend on our common stock, or nine shares for each share of common stock, to all holders of record on January 15, 2008. We currently intend to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Item 6.     Management’s Discussion and Analysis.

Explanatory Note

Due to the post-acquisition reporting requirements of SEC Rule 13a-1, as discussed further in Item I above, the following discussion in Management’s Discussion and Analysis only refers to the business and financial position and related results of Eastern.  It does not include any information on Fund.com following the Merger.  For information regarding the ongoing business of Fund.com, we advise and refer the reader to the Company’s Form 8-K filed on January 17, 2008 and any related amendments filed thereafter.

Plan of Operations

Our predecessor was incorporated under the laws of the State of Delaware on November 5, 2004. On November 9, 2004, pursuant to a Stock Purchase Agreement and Share Exchange, Eastern Services Group, Inc. (“ESG”) became our wholly owned subsidiary. The purpose for this reorganization with ESG was to obtain an operating company which we believed had a successful business plan. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

Our subsidiary, ESG, was established in the State of Nevada in February 1998. Through our subsidiary, we provided state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area. We did not provide filing services nor do we perform CPA services. We provided consulting services based on risk assessment via telephone or in a face-to-face setting.

The core services suite provided by ESG was traditional tax analysis, preparation and business consulting services to clients operating casinos in the Las Vegas, Nevada metropolitan area. ESG concentrated on analysis of sales and use taxes, real property taxes, and personal property tax. At competitive prices, ESG worked with clients to minimize tax exposure and ensure that each filing adheres to all areas of local and state laws.  ESG conducted preliminary interviews with clients to ensure a comprehensive analysis and assessment of tax liability with respect to the specific jurisdiction is provided.

Through in-depth evaluation and assessment, ESG made significant recommendations to clients to ensure local and state levied taxes are accurate, accounting and tax filing procedures afford viable tax savings, and records and accounts are correctly maintained to prevent unnecessary audits.

ESG believed it had developed an effective pricing model. Approximately 95% of the contract fees were contingent upon the tax savings incurred as a result of services rendered by ESG. Typically, ESG received 50% of the tax savings resulting directly from the assessment and analysis provided. The remaining 5% of the total contract was a flat or hourly fee to address provisional administrative functions associated with the project.

Market Trends

With real estate audits on the decline, property audits are increasing due to the renovations of hotel casinos trying to maintain market share in the gaming industry. This provided us the opportunity for audits based on the new assets purchased. For example, as properties spend on capital improvements such as carpets, restaurants, décor, and infrastructure, the overall value of the property is increased. Also, when casinos are sold or merge, the value of the properties surrounding such casinos increase as well. When property increases in value, the owner of such property is required to pay additional tax. As a means to limit additional tax exposure, casinos sought our services to help them identify ways in which they can limit such increases in taxes. Thus, when hotel casinos make improvements, they sought our services to help reduce their tax liability.

In 2005, the State of Nevada imposed a cap on the amount of taxes that a property would have to pay if the property increased in value. In 2005, the cap was set at 8%. The cap was instituted as temporary relief for business and residential markets. The cap rate effectively limited the amount of real estate tax liability that a casino could incur.

Because real estate tax liability was capped, casinos were less inclined to seek tax burden relief. Therefore, in 2005, the cap limited our revenue streams going forward because of the decrease in demand.  At this point we cannot determine what cap rate may be applied by the State of Nevada or whether there will be a cap rate in the future.

A lower cap rate means clients will be less inclined to seek our services and therefore our revenues would decrease. However, a higher cap rate, or the elimination of the cap rate altogether, would result in greater demand for our services because clients would have more incentive to seek tax burden relief. An increase in demand for our services could result in an increase in revenue.

Key Metrics

We generated revenue when we achieve a reduction in the property tax value of our clients. Our revenue derived from the spread between the original assessment by the State and the adjusted assessment we determine based on our audit. Typically, we ask for 50% of such savings. Thus, our revenues were proportionally related to the amount of savings we achieved for our clients. We consider audits which result in savings for our clients to be “successful audits.”

We focused on the bottom line profits of the company and cost of achieving them, as well as cost of obtaining new clients. Operating performance was measured by maintaining relationships with our existing clients and ensuring that we saved them money. Our strength and weakness was dependant upon overall real estate values in the gaming industry as well as the rate of mergers and acquisitions that may drive up the value of existing entities. Therefore when real estate values and the level of mergers and acquisitions activities rise, our business stood to gain as well thereby increasing revenue. When those indicators fall, demand for our services falls as well.

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

We provided property tax analysis and sales and use tax analysis to the casino industry. Revenues are recognized when the contingency requirements of the company service contracts are fulfilled in a manner which leads to savings to the customer.

Results from Operations

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006

Revenues

Revenues decreased from $81,150 for the year ended December 31, 2006 to $10,000 to the year ended December 31, 2007, a decrease of $71,150 or 88%. The decrease is primarily due to a reduction in demand for our services based the State of Nevada’s cap of 8% on the tax liability for casino properties. As discussed above, in 2005, the State of Nevada imposed a cap of 8% on the amount of taxes that a property would have to pay if the property increased in value. The cap effectively limited the amount of real estate tax liability that a casino could incur and, therefore reduced our opportunity to provide services.

Because real estate tax liability was capped, casinos were less inclined to seek tax burden relief. Therefore, in 2005 the cap resulted in a decrease in demand for our services and our revenue has declined accordingly.

Total Expenses

Cost of revenue decreased from $76,657 for the year ended December 31, 2006 to $1,400 for the year ended December 31, 2007, a decrease of $75,257 or 98%. Because of the reduction in demand for our services, the salaries and payments to consultants decreased.

General and administrative expense includes office expenses, travel and entertainment, and professional fees. For the year ended December 31, 2007 general and administrative expense was $58,252 compared to $93,095 in general and administrative expense for the same period in 2006, a decrease of approximately $34,843 or 37%.

Net Income

We had net income of $63,851 for the year ended December 31, 2007 as compared to a net loss of $90,275 for the year ended December 31, 2006.  This is primarily due to an extraordinary item related to the forgiveness of debt in the amount $115,087.  For the year ended December 31, 2007, interest expense was $84 compared to $672 for the prior year, and we also incurred an increase in tax provision of $1,500 as compared  to $1,001 from the prior year.

Liquidity and Capital Resources

We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations. As of December 31, 2007, we had cash of $5,206.

Current assets as of December 31, 2007 were $5,906, which consisted principally of cash. Total current liabilities as of December 31, 2007 were $5,600 which consisted of accounts payable.

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

In December 2007, the FASB issued SFAS No 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirement for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Subsequent Events

During January 2008, we completed the Merger.  See Item I for further discussion on the Merger.

Also, on January 4, 2008, we declared (and subsequently paid) a 900% dividend on our common stock, or nine shares for each share of common stock, to all holders of record on January 15, 2008.

Item 7.    Financial Statements.

The financial statements required by this Item appear following Item 14 of this Report and are incorporated herein by reference.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the 2007 fiscal year, there were no disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our sole executive officer and director during the 2007 fiscal year.  See the Company’s Form 8-Ks filed with the U.S. Securities Exchange Commission on January 17, 2008, February 7, 2008 and March 10, 2008, for information regarding the Company’s current directors and officers. Upon the closing of the Merger, as of January 15, 2008, Ahkee Rahman, our sole director, resigned from all offices that she held with Eastern Services Holdings, Inc. and from her position as our director.  Following Ms. Rahman’s resignation and pursuant to the Merger Agreement the directors of Fund, Daniel Klaus, Michael Hlavsa, Lucas Mann and Darren Rennick, became the directors of the Surviving Corporation.

On January 15, 2008 in connection with the closing of the Merger, Daniel Klaus was appointed Acting Chief Executive Officer, Lucas Mann was appointed Chief Marketing Officer, Michael Hlavsa was appointed Chief Financial Officer and Darren Rennick was appointed Executive Vice President.   As of February 1, 2008, Raymond Lang became our Chief Executive Officer.

Our sole executive officer and director and her age as of December 31, 2007 is as follows:

Name	Age	Position

Akhee Rahman	36	President and Chief Executive Officer Secretary Treasurer Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years:

Ahkee Rahman – President, CEO, Secretary, Treasurer, Director

Ms. Rahman is our founder and prior to the Merger served as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors. Prior to joining us, Ms. Rahman was Secretary and Director for Converge Global Inc., an internet incubator, from 2000 to 2001. Converge Global, Inc. was a public company; however, it terminated the registration of its securities under Section 12(g) of the Exchange Act on November 20, 2002. Ms. Rahman was also the Secretary and Treasurer for Essential Technologies, Inc., a private software solutions firm from 2001 to 2002.   From 2000-2001 she was the Treasurer for Digitalmen.com, Inc., a private online community and resource center for men. From 1996 to 1999 and between 2002 and 2004, Ms. Rahman was not employed. Prior to 1996 she worked as a manager for the clothing retailer, Cache. Ms. Rahman has a Bachelor of Arts degree in International Business and Trade from the University of Dallas.

Significant Employees

As of December 31, 2007, Mr. Carrigan was not an executive officer but made a significant contribution to the business:

Name	Age	Position

Richard Carrigan	40	Principal of Eastern Services Group, Inc. Principal Shareholder

Richard Carrigan, Principal of Eastern Services Group, Inc., Principal Shareholder

Mr. Carrigan was the principal of Eastern Services Group, Inc., our wholly owned subsidiary, as well as our principal shareholder. Prior to starting Eastern Services Group in 1998, Mr. Carrigan was named Marketing Manager for Woodmasters Design & Manufacturing, Inc., Chicago IL in 1995 where he was responsible for the West Coast sales and marketing for a $10 million architectural millwork company including servicing clients, negotiating and bidding of new contracts. He also serviced thirty accounts with direct customer contact. From 1993- through 1994, Mr. Carrigan was a Cost Engineer with Baker Mellon Stuart Construction, Inc. in Pittsburgh, Pennsylvania. His responsibilities included administering government contracts with a total budget of $20 Million and negotiating and analyzing contracts with the Public Works Commission. Mr. Carrigan managed 40 employees including Purchasing Agents, Construction Foremen and the Sub-Contractor Manager. He also developed plans and projections to ensure that the projects were completed within budget and on schedule. From 1992 through 1993, Mr. Carrigan was an Operations Consultant for M.M.P.C. Inc. in Pittsburgh, Pennsylvania. From 1988 through 1991, Mr. Carrigan was an Assistant Controller with John Chatillon and Sons, Inc. in Greensboro, NC. Mr. Carrigan received his Master of Business Administration from the Joseph M. Katz Graduate School of Business, University of Pittsburgh in 1992. He received his Bachelor of Science degree from the University of Pittsburgh in 1988. Mr. Carrigan also serves as the sole officer and director of Grant Enterprises, Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

As of December 31, 2007, no family relationships existed among our director or executive officer and her immediate family members.

Involvement in Certain Legal Proceedings

At December 31, 2007, no officer or director of the Company: (1) had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) had been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) had been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

Neither our director nor our executive officer failed to comply in a timely manner with Section 16(a) during the 2007 fiscal year.

Code of Ethics

At December 31, 2007, we had not yet adopted a code of ethics.

Audit Committee Financial Expert

At December 31, 2007, the Company did not have an audit committee or an audit committee financial expert.

Item 10. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table. The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2007.

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Ahkee Rahman	President CEO and Chairman	2007 2006 2005 2004	$0 $0 $0 $0	0 0 0 0	0 0 0 0	0 $500(1) 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Richard Carrigan (2)		2007 2006 2005 2004	$15,025 $45,000 $60,000 $160,353	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

(1)
Ahkee Rahman had an option to purchase 500,000 shares of our common stock for a period of two years expiring March 1, 2007 at $1.00 a share.  Ms. Rahman did not exercise her shares and they have therefore expired.

(2)	These amounts reflect salary paid by our subsidiary to Mr. Carrigan, the sole employee of our operating subsidiary.

As of December 31, 2007, there were no securities authorized for issuance under any equity compensation plan, or any options, warrants or rights to purchase common stock.

Employment Agreements

As of December 31, 2007, we did not have an employment or consultant agreement with Ms. Ahkee Rahman, our Chief Executive Officer, President, and Chairman of the Board of Directors.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services on behalf of Eastern.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our voting stock as of December 31, 2007 (i) by each person who is known to us to beneficially own more than 5% of any class of our voting stock; (ii) by each person who served as an officer or director during the 2007 fiscal year; and (iii) by all of our officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard Carrigan 7695 Desperado St. Las Vegas, Nevada 89131	1,005,000	71.9% (1)

Common Stock	All executive officers and directors as a group	1,505,000	71.9%

(1)	This percentage of class is based on 1,400,000 shares of common stock issued and outstanding as of December 31, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Prior to the Merger and as of December 31, 2007, there are no material relationships between us and our then current director and officer other than the use of office space for which we paid no rent.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors also will consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Item 13. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2008, between Fund.com, Inc. and Eastern Services Holdings, Inc. (filed as Exhibit 2.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)

3.1	Amended and Restated Certificate of Incorporation of Eastern Services Holdings, Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)
3.2	Bylaws of Fund.com. (Filed as Exhibit 3.2 to Form 8-K, filed on January17, 2008, incorporated by reference)
4.1	Form of Common Stock Subscription Agreement (Filed as Exhibit 4.1 to Form 8-K, filed on January 15, 2008, incorporated by reference)
4.2
Subscription Agreement, dated as of November 12, 2007, between Meade Technologies Inc. and Equities Media Acquisition Corp Inc. (Filed as Exhibit 4.2 to Form 8-K, filed on January 15, 2008, incorporated by reference)

10.1	Fund.com, Inc. 2007 Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)
10.2	Employment Agreement, dated as of December 20, 2007, between Meade Technologies Inc. and Raymond Lang (Filed as Exhibit 10.2 to Form 8-K, filed on January 17, 2008, incorporated by reference)

10.3	Employment Agreement, dated as of October 30, 2007, between Meade Technologies Inc. and Michael Hlavsa (Filed as Exhibit 10.3 to Form 8-K, filed on January 15, 2008, incorporated by reference)
10.4
Certificate of Deposit Agreement, dated as of November 9, 2007 between Meade Capital Inc. and Global Bank of Commerce Limited (Filed as Exhibit 10.4 to Form 8-K, filed on January 17, 2008, incorporated by reference)

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to Form 8-K, filed on January 17, 2008, incorporated by reference)
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $5,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUND.COM INC.

Date:              March 28, 2008
By: /s/ Raymond Lang
Name: Raymond Lang
Title: Chief Executive Officer

EASTERN SERVICES HOLDINGS, INC. CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

EASTERN SERVICES HOLDINGS, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Eastern Services Holdings, Inc.

To the board of directors and stockholders:

        We have audited the accompanying balance sheet of Eastern Services Holdings, Inc. as of December 31, 2007 and 2006  and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Services Holdings, Inc. as of December 31, 2007 and 2006, and the results of operations and its cash flows for the twelve months ending December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, Florida
February 1, 2008

EASTERN SERVICES HOLDINGS, INC.
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$5,206	$43,825
Accounts Receivable	149,980	153,480
Allowance For Doubtful Accounts	(149,280)	(149,280)

Total Current Assets	5,906	48,025

PROPERTY AND EQUIPMENT

Equipment	43,177	40,591
Less: accumulated depreciation	(40,105)	(37,234)

Total Property and Equipment	3,072	3,357

TOTAL ASSETS	$8,978	$51,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,600	$110,501
Loan payable - auto	-	1,354

Total Current Liabilities	5,600	111,855

STOCKHOLDERS' EQUITY

Common stock, Authorized: 500,000,000 at $0.001
par value, Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	39,600	39,600
Retained Deficit	(37,622)	(101,473)

Total Stockholders' Equity	3,378	(60,473)

TOTAL LIABILITIES AND EQUITY	$8,978	$51,382

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006

	12/31/2007	12/31/2006

REVENUE	$10,000	$81,150

COST OF SERVICES	1,400	76,657

GROSS PROFIT OR (LOSS)	8,600	4,493

GENERAL AND ADMINISTRATIVE EXPENSES	58,252	93,095

OPERATING INCOME	(49,652)	(88,602)

EXTRAORDINARY ITEM, FORGIVENESS OF DEBT	115,087	-

INCOME BEFORE INTEREST AND TAXES	65,435	(88,602)

INTEREST EXPENSE	84	672

INCOME TAX PROVISION	1,500	1,001

NET INCOME (LOSS)	$63,851	$(90,275)

Earnings (loss) per share, basic & diluted	$0.05	$(0.06)

Weighted average number of common shares	1,400,000	1,400,000

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
As of December 31, 2007

	SHARES OF		ADDITIONAL
	COMMON	PAR	PAID IN	RETAINED	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	CAPITAL

Balance, December 31, 2002	1,000,000	$1,000	$-	$(3,994)	$(2,994)

Net income (loss)				(23,836)	(23,836)

Balance, December 31, 2003	1,000,000	1,000	-	(27,830)	(26,830)

Common stock subscribed during	400,000	400	39,600		40,000
December 2004 at $0.10 per share

Subscription receivable					(40,000)

Net Income (loss)				17,912	17,912

Balance, December 31, 2004	1,400,000	1,400	39,600	(9,918)	(8,918)

Subscription receivable					40,000

Net Income (Loss)				(1,280)	(1,280)

Balance, December 31, 2005	1,400,000	1,400	39,600	(11,198)	29,802

Net Income (loss)				(90,275)	(90,275)

Balance, December 31, 2006	1,400,000	1,400	39,600	(101,473)	(60,473)

Net Income (loss)				63,851	63,851

Balance, December 31, 2007	1,400,000	$1,400	$39,600	$(37,622)	$3,378

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006

Net income (loss)	$63,851	$(90,275)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	2,872	2,670
(Increase) Decrease in accounts receivable	3,500	(4,200)
(Increase) Decrease in advances and prepaid expenses	-	9,307
Increase (Decrease) in accounts payable	(51,319)	46,982
Increase (Decrease) in wages payable	(53,582)	-

Total adjustments to net income	(98,529)	54,759

Net cash provided by (used in) operating activities	(34,678)	(35,516)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,587)	(2,310)

Net cash flows provided by (used in) investing activites	(2,587)	(2,310)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note payable - auto	(1,354)	(4,217)

Net cash provided by (used in) financing activities	(1,354)	(4,217)

CASH RECONCILIATION

Net increase (decrease) in cash	(38,619)	(42,043)
Cash - beginning balance	43,825	85,868

CASH BALANCE END OF PERIOD	$5,206	$43,825

The accompanying footnotes are an integral part of these financial statements.

EASTERN SERVICES HOLDINGS, INC.

Notes to the financial statements

1.   Summary of Significant Accounting Policies:

Industry - Eastern Services Holdings, Inc. (the Company) was incorporated in the state of Delaware on November 5, 2004. At the time of incorporation, the Company exchanged shares with Eastern Services Group, Inc. making Eastern Services Group, Inc. an acquired subsidiary. As the Company was the non-operating acquirer, for accounting purposes Eastern Services Group, Inc. is considered the accounting acquirer. The share exchange has been accounted for as a retroactive stock split. Eastern Services Group, Inc. was incorporated on February 27, 1998 under the laws of the State of Nevada. The Company is headquartered in California. The Company provides state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area. The Company does not provide filing services. The Company’s fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:

The Company’s management has adopted the following accounting policies.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles. The Company’s management has made all adjustments in their opinion that are necessary in order to make the financial statements not misleading.

Estimates and adjustment -The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

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

2.   Related Party Transactions:

A stockholder may loan the Company working capital from time to time. As of December 31, 2007, $44,600 of stockholder loan payable was used as operating expenses and recorded in accounts payable and accrued expenses.  The balance was forgiven by the stockholder and recorded as other income at December 31, 2007.  In addition, $48,442 and $15,025 in net wages payable for 2006 and 2007 respectively, was forgiven by the stockholder.

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

5. Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $7,571. The Company has set up a valuation allowance of $7,571 to reduce the deferred tax asset, as in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

Deferred tax assets:
Federal net operating loss	$5,678
State net operating loss	1,893

Total deferred tax assets	7,571
Less valuation allowance	(7,571)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%)

Effective income tax rate	0.0%	0.0%)

 6.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.  At December 31, 2007, $7,020 due for reimbursement of accrued expenses was forgiven and recorded as other income.

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

On March 1, 2005 the Company entered into an option agreement with a company officer whereby the agreement calls for the purchase of 500,000 shares of common stock at an exercise price of $1.00 per share. The agreement expired on March 1, 2007. The payment of these shares when exercised is due when the purchaser sells these common shares. There is no compensation, repurchase or awards with regard to this option agreement.

On December 21, 2007, Mulsanne Enterprises Limited purchased 1,000,000 shares of our common stock from Richard Carrigan for $15,000.  The source of these funds was the purchaser’s funds.  The Company currently has 1,400,000 shares of our common stock outstanding as of December 31, 2007.

10.  Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments. The Company’s policy on compensation to Mr. Carrigan, its sole employee, is based upon a verbally agreed amount of $60,000 per year. For the year ended December 31, 2006 the Company accrued $48,442 in net wages. As of December 31, 2007, $48,442 in accrued net wages was forgiven for 2006 and $15,025 was forgiven for 2007.

11.  Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest during the years ending December 31, 2007 and 2006 in the amounts of $84 and $672, respectively. The Company paid income taxes during the years ending December 31, 2007 and 2006 in the amount of $1,500 and $1,001, respectively.

12.  Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

13. Subsequent Events:

 On January 4, 2008, the Company declared a 900% (9 for 1) dividend on Common Stock, par value $0.001, or nine shares for each share of Common Stock, to all holders of record on January 15, 2008.

On January 15, 2008, Fund.com Inc. (“Fund”) merged (the “Merger”) with and into Eastern Services Holdings, Inc. (“Eastern”) pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the "Agreement"). In connection with the merger Eastern Services Holdings, Inc. changed its name to Fund.com Inc. (the "Surviving Corporation").  Pursuant to the Agreement, each share of common stock, par value $0.00001 per share of Fund (“Fund Common Stock”) was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class A Common Stock of the Surviving Corporation; provided, however, if a holder of Fund Common Stock also held Series A Preferred Stock, par value $.001 per share, of Fund (“Fund Preferred Stock”) then each share of Fund Common Stock held by such holder was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class B Common Stock (and Fund Preferred Stock held by such holder was cancelled).  Also pursuant to the Agreement, each share of common stock, $0.001 par value per share, of Eastern was converted into the right to receive one validly issued, fully paid and non-assessable share of Class A Common Stock of the Surviving Corporation.  Holders of such shares were entitled to receive the previously declared 9-for-1 stock dividend payable to holders of record as of January 15, 2008. As a result, at closing (and giving effect to the stock dividend) the Company issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. The merger consideration was determined as a result of arm’s-length negotiations between the parties.  Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock has the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).