Form 10-Q
period 2008-03-31
FUND.COM INC.
filed 2008-05-16
CIK 1335795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 333-128415

FUND.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14 Wall Street
20th Floor
New York, NY 10005
(Address of Principal Executive Offices including Zip Code)

212-618-1633
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 43,612,335 shares of the Registrant’s  Class A Common Stock and 6,387,665 shares of Class B Common Stock issued and outstanding as of May 15, 2008.

Fund.com Inc.

Index to Form 10-Q

Part I.	Financial Information

Item 1. Financial Statements (unaudited)

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

Part II.	Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

FUND.COM INC.
(f/k/a MEADE TECHNOLOGY INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$387,747	$603,558
Total current assets	387,747	603,558

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	20,388,333	20,138,333

TOTAL ASSETS	$30,775,580	$30,741,391

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$406,004	$137,657
Advances from shareholders	63,730	77,150
Total current liabilities	469,734	214,807

TOTAL LIABILITIES	469,734	214,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.00001 par value, 100,000,000 shares
authorized; 43,612,335 shares issued and outstanding	436	436
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	30,909,939	30,694,740
Accumulated deficit during the Development Stage	(610,917)	(174,980)
Total stockholders' equity	30,305,846	30,526,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,775,580	$30,741,391

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(f/k/a MEADE TECHNOLOGY INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH MARCH 31, 2008

		For the Period from
		September 20, 2007
	Three Months Ended	(inception) to
	March 31, 2008	March 31, 2008

Revenue	$-	$-

Costs of revenue	-	-

Gross profit	-	-

Operating expense	685,937	999,378

Loss from operations before interest income and
provision for (benefit from) income tax	685,937	999,378

Interest income	250,000	388,461
Provision for (benefit from) income tax	-	-
	250,000	388,461

Net loss	$(435,937)	$(610,917)

Weighted Average Common Shares Outstanding:
Basic and diluted	50,000,000

Earnings per share:
Basic and diluted	$ nil

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION)
THROUGH MARCH 31, 2008

		For the Period from
		September 20, 2007
	Three Months Ended	(inception) to
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(435,937)	$(610,917)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	215,199	215,199
Changes in assets and liabilities:
Accounts payable	268,347	406,004
Net cash used in operating activities	47,609	10,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	-	(20,000,000)
Accrued interest from certificate of deposit	(250,000)	(388,333)
Purchase of intangible asset	-	(9,999,500)
Net cash used in investing activities	(250,000)	(30,387,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	30,701,564
Advances from shareholders	-	77,150
Repayment of shareholders advances	(13,420)	(13,420)
Net cash provided by financing activities	(13,420)	30,765,294

INCREASE (DECREASE) IN CASH	(215,811)	387,747

CASH, BEGINNING OF YEAR	603,558	-

CASH, END OF YEAR	$387,747	$387,747

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Fund.com Inc.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

March 31, 2008

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.Com Inc. (f/k/a MEADE TECHNOLOGY INC.) (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Technologies Inc. (“FT”), Fund.com Managed Products Inc. (“FMP”) and Fund.com Capital Inc. (“FC”).    The year end for the Company and its wholly owned subsidiaries is December 31.

On September 20, 2007, the Company was incorporated in the state of Delaware.  The Company is in its development stage and has not begun the process of operating this business.  The Company is still in the process of researching and developing its business and raising capital.

On September 27, 2007, FT was incorporated in the state of Delaware. FT is a wholly owned operating subsidiary of the Company and was established to acquire the domain name “fund.com” and other related intellectual property and assets.  The subsidiary will be responsible for operating fund.com’s internet properties.

On September 27, 2007, FMP was incorporated in the state of Delaware.  FMP is a wholly owned operating subsidiary of the Company that focuses on asset management advisory services and related products.

On September 27, 2007, FC was incorporated in the state of Delaware.  FC is a wholly owned operating subsidiary of FMP that will serve as an investment vehicle for the purposes of making active (non-passive) investments in other financial institutions, fund management companies or, in certain instances, products offered or managed by either.

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and on the Form 8K filed with the SEC on January 17, 2008. There have been no changes in significant accounting policies since December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

     Basis of Presentation

The Company has not produced any revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Principles of Consolidation

The consolidated financial statements include the accounts of Fund.com Inc. and its wholly owned subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Certificate of Deposit

The Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $388,333 has been recorded as of March 31, 2008.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended March 31, 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the period ended March 31, 2008.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful  lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Income Taxes

Deferred income taxes are recognized based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the  Company.  As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.   The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses approximate fair value because of the relatively short maturity of the instruments.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment of long-lived assets as of December 31, 2007.

Stock-Based Compensation

In October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP have been applied in the first reporting period beginning January 1, 2007.  The Company does not expect that its adoption of FSP FAS 123(R)-5 will have a material impact on its consolidated results of operations and financial condition.

Recent Accounting Pronouncements

 Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 has been adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and has been adopted by the Company since its inception on September 20, 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company’s consolidated results of operations and financial position.

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired the domain name “fund.com” and other intangible assets related to intellectual property and trademarks for a total cost of $9,999,950.

NOTE 4 – EQUITY

Stock Option Plan

On December 27, 2007, the Company adopted the Meade Technologies Inc. 2007 Incentive Compensation Plan.  Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free                                                                 4.23%
Expected volatility                                                    50%
Forfeiture rate                                                            10%
Expected life                                                             4 Years

On December 27, 2007, 2,076,111 stock options with a purchase price of $2.30 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $1,627,777.  For the three months ended March 31, 2008, the compensation expense associated with these options was $135,648.

In February 2008, 2,000,000 stock options with a purchase price of $3.50 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $3,818,430.  For the three months ended March 31, 2008, the compensation expense associated with these options was $79,551.

NOTE 5 – MERGER

On January 15, 2008, Fund.com Inc. merged (the “Merger”) with and into Eastern Services Holdings, Inc. (“Eastern”) pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the "Agreement"). In connection with the merger Eastern Services Holdings, Inc. changed its name to Fund.com Inc. (the "Surviving Corporation").  Pursuant to the Agreement, each share of common stock, par value $0.00001 per share of Fund (“Fund Common Stock”) was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class A Common Stock of the Surviving Corporation; provided, however, if a holder of Fund Common Stock also held Series A Preferred Stock, par value $.001 per share, of Fund (“Fund Preferred Stock”) then each share of Fund Common Stock held by such holder was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class B Common Stock (and Fund Preferred Stock held by such holder was cancelled).  Also pursuant to the Agreement, each share of common stock, $0.001 par value per share, of Eastern was converted into the right to receive one validly issued, fully paid and non-assessable share of Class A Common Stock of the Surviving Corporation.  Holders of such shares were entitled to receive the previously declared 9-for-1 stock dividend payable to holders of record as of January 15, 2008. As a result, at closing (and giving effect to the stock dividend) the Company issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. The merger consideration was determined as a result of arm’s-length negotiations between the parties.  Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Business Overview

We are a development stage company that intends to operate an internet based investment fund marketplace and online community. Our main web presence, www.fund.com, will provide consumers with free information about investment funds including original, aggregated and community selected articles about the fund industry, statistics on fund performance and other fund-specific detail. Our objective is to establish www.fund.com as a source of information for individual investors regarding investment funds, including mutual funds, hedge funds, money market funds, exchange traded funds, closed end funds, commodity funds and other types of pooled investment vehicles.  We intend to operate www.fund.com as an online vertical marketplace and search directory for fund information. We anticipate that www.fund.com will derive revenue from online advertising, lead generation and referral fees.  We also intend, through our wholly owned subsidiary Fund.com Managed Products Inc., to research and develop intellectual property in the form of fund investment indexes and related index-linked investment products and to license this intellectual property to third parties in consideration for recurring license fees paid to us based on a fixed percentage of assets managed by such third party using our index-linked investment products. Through another of our wholly-owned subsidiaries, Fund.com Capital Inc. we intend to structure and invest in index-linked investment products, generally referred to as structured products.

Merger

Prior to January 15, 2008, we were known as Eastern Services Holdings, Inc., a Delaware corporation (“Eastern”).  On January 15, 2008, Fund.com Inc., a Delaware corporation, merged (the “Merger”) with and into us pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008. In connection with the merger we changed our name to Fund.com Inc.   Following the Merger, we succeeded to the business of Fund.com as our sole line of business and we ceased being a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result of the Merger, summarized in our Form 8-K filed with the Securities and Exchange Commission on January 17, 2007, management does not believe that it is informative or useful to compare our  results of operations with those of Eastern. Instead, below we discuss our results of operations and financial performance.

Critical Accounting Policies

Our consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Development Stage Company

We comply with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Net income per ordinary share, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares and would then share in our earnings except where the result would be anti-dilutive. At March 31, 2008, we had no contracts to issue ordinary shares.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in our balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. We have not experienced losses on these accounts and management believes we are not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Foreign Currency Translation

The United States dollar is our reporting and functional currency.

In accordance with SFAS 52, “Foreign Currency Translation”, foreign currency balance sheets will be translated using the end of period exchange rates, and statements of operations will be translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheet will be recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur.

Results of Operations for the Three Month Period ended March 31, 2008

We reported a net loss of $220,738 for the three-month period ended March 31, 2008.  Until we implement our business plan, we will not have operating revenues.

Overall, for the quarter ended March 31, 2008, we incurred $470,738 in operating costs.  This amount includes $140,200 related to legal and professional fees, $119,396 related to payroll and benefits for the officers of the Company and $106,227 for consulting expenses.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $387,747 and a working capital deficit of approximately $45,486.  We will require additional cash in order to fund operating expenses and other expenses related to infrastructure and business development.  The Company has not as yet determined the source or cost of those funds, which we expect may include equity raises or borrowings.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. On November 9, 2007, Fund.com Capital entered into a $20,000,000 certificate of deposit with Global Bank of Commerce, an Antiguan bank.  The certificate of deposit is denominated in U.S. Dollars and therefore we believe there is no significant risk related to foreign currency exchange rates.  The certificate of deposit earns interest at a fixed rate of 5% and therefore management believes there is no significant risk related to interest rate fluctuation.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2008 and continue in 2009 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure in our Form 8-K filed with the Securities and Exchange Commission on January 17, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of equity securities during the period ended March 31, 2008, except for the issuance of Class A Common Stock and Class B Common Stock in connection with the Merger.

Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2008, our stockholders, acting by a majority written consent, approved the change of our name from Meade Technologies Inc. to Fund.com Inc. This majority written consent was executed by holders of 16,900,000 shares of our common stock and 2,500,000 shares of our preferred stock which represented 80% of the voting power of our outstanding shares of stock then entitled to vote.

On January 15, 2008, our stockholders, acting by a majority written consent, approved (i) the merger with and into Eastern Services Holding, Inc., which provided for the conversion of each share of common stock, par value $0.00001 per share of the Company (“Fund Common Stock”) into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class A Common Stock; provided, however, if a holder of Fund Common Stock held shares of Series A Preferred Stock, par value $.001 per share, of the Company (“Fund Preferred Stock”) then the shares of Fund Common Stock and Fund Preferred Stock held by such holder were converted into the right to receive ..1278 validly issued, fully paid and non-assessable shares of Class B Common Stock of the Surviving Company and (ii) amendment of our certificate of incorporation to authorize 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock.  This majority written consent was executed by holders of 22,000,000 shares of our common stock and 2,500,000 shares of our preferred stock, which represented 86% of the voting power of our outstanding shares of stock then entitled to vote.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUND.COM INC.

May 15, 2008	By:	/s/ Raymond Lang
Raymond Lang
Chief Executive Officer (Principal Executive Officer)

May 15, 2008	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
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

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .