Form 10-Q
period 2008-06-30
FUND.COM INC.
filed 2008-08-14
CIK 1335795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

There were 43,837,335 shares of the Registrant’s  Class A Common Stock and 6,387,665 shares of Class B Common Stock issued and outstanding as of August 14, 2008.

Fund.com Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$301,735	$603,558
Total current assets	301,735	603,558

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	20,638,333	20,138,333

TOTAL ASSETS	$30,939,568	$30,741,391

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$559,632	$137,657
Advances from shareholders	34,730	77,150
Total current liabilities	594,362	214,807

TOTAL LIABILITIES	594,362	214,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 43,612,335 shares issued and outstanding	43,612	436
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	31,212,569	30,694,740
Stock subscription	450,000	-
Accumulated deficit during the Development Stage	(1,367,363)	(174,980)
Total stockholders' equity	30,345,206	30,526,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,939,568	$30,741,391

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH JUNE 30, 2008

			For the Period from
			September 20, 2007
	Three Months Ended	Six Months Ended	(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008

Revenue	$-	$-	$-

Costs of revenue	-	-	-

Gross profit	-	-	-

Operating expense	1,006,734	1,692,671	2,006,112

Loss from operations before interest income and
provision for (benefit from) income tax	1,006,734	1,692,671	2,006,112

Interest income	250,288	500,288	638,749
Provision for (benefit from) income tax	-	-	-
	250,288	500,288	638,749

Net loss	$(756,446)	$(1,192,383)	$(1,367,363)

Weighted Average Common Shares Outstanding:
Basic and diluted	50,000,000	50,000,000

Earnings per share:
Basic and diluted	$ nil	$ nil

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION)
THROUGH JUNE 30, 2008

		For the Period from
	Six Months	September 20, 2007
	Ended	(inception) to
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,192,383)	$(1,367,363)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	561,005	561,005
Changes in assets and liabilities:
Accounts payable	421,975	559,632
Net cash used in operating activities	(209,403)	(246,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	-	(20,000,000)
Accrued interest from certificate of deposit	(500,000)	(638,333)
Purchase of intangible asset	-	(9,999,500)
Net cash used in investing activities	(500,000)	(30,637,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	30,701,564
Subscription received from investor	450,000	450,000
Advances from shareholders	-	77,150
Repayment of shareholders advances	(42,420)	(42,420)
Net cash provided by financing activities	407,580	31,186,294

INCREASE (DECREASE) IN CASH	(301,823)	301,735

CASH, BEGINNING OF YEAR	603,558	-

CASH, END OF YEAR	$301,735	$301,735

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Fund.com Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2008

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.com Inc. (f/k/a Meade Technologies Inc.) (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Technologies Inc. (“FT”), Fund.com Managed Products Inc. (“FMP”) and Fund.com Capital Inc. (“FC”).    The year end for the Company and its wholly owned subsidiaries is December 31.

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

Certificate of Deposit

The Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $638,333 has been recorded as of June 30, 2008.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended June 30, 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the period ended June 30, 2008.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follows:

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2008, there were no potential dilutive instruments that could result in share dilution.

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets as of June 30, 2008.

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

On December 27, 2007, 2,076,111 stock options with a purchase price of $2.30 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $1,627,777.  For the six months ended June 30, 2008, the compensation expense associated with these options was $237,384.

In February 2008, 2,000,000 stock options with a purchase price of $3.50 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $3,818,430.  For the six months ended June 30, 2008, the compensation expense associated with these options was $318,203.

In May 2008, 250,000 stock options with a purchase price of $4.00 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $260,051.  For the six months ended June 30, 2008, the compensation expense associated with these options was $5,418.

Stock Subscription

During June, 2008, the Company received $450,000 from an accredited investor for a subscription of 225,000 shares of Class A common stock.

NOTE 5 – MERGER

On January 15, 2008, Fund.com Inc. merged (the “Merger”) with and into Eastern Services Holdings, Inc. (“Eastern”) pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the "Agreement"). In connection with the merger Eastern changed its name to Fund.com Inc. (the "Surviving Corporation").  Pursuant to the Agreement, each share of common stock, par value $0.00001 per share of Fund (“Fund Common Stock”) was converted into the right to receive .1278 validly issued, fully paid and non-assessable shares of Class A Common Stock of the Surviving Corporation; provided, however, if a holder of Fund Common Stock also held Series A Preferred Stock, par value $.001 per share, of Fund (“Fund Preferred Stock”) then each share of Fund Common Stock held by such holder was converted into the right to receive ..1278 validly issued, fully paid and non-assessable shares of Class B Common Stock (and Fund Preferred Stock held by such holder was cancelled).  Also pursuant to the Agreement, each share of common stock, $0.001 par value per share, of Eastern was converted into the right to receive one validly issued, fully paid and non-assessable share of Class A Common Stock of the Surviving Corporation.  Holders of such shares were entitled to receive the previously declared 9-for-1 stock dividend payable to holders of record as of January 15, 2008. As a result, at closing (and giving effect to the stock dividend) the Company issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. The merger consideration was determined as a result of arm’s-length negotiations between the parties. Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

NOTE 6 – SUBSEQUENT EVENTS

During July, 2008, the Company signed a securities purchase agreement with an accredited investor to purchase 975,000 shares of Class A Common Stock with 195,000 warrant shares to be purchased at $2.00 per share, of which $450,000 was funded upfront and the balance of which was due and payable on July 31, 2008..

On August 6, 2008, the Company amended the securities purchase agreement. The amendment extends the date of the additional closings with respect to the first $500,000 to a date no later than August 8, 2008, with two subsequent closings of $500,000, no later than September 8, 2008 and October 8, 2008, respectively. Since its initial $450,000 investment, the purchaser has not complied with any of its subsequent funding obligations, and there can be no assurance that it will do so.

Effective August 6, 2008, the Company appointed Raymond Lang, as President of the Company. In conjunction with his appointment, he was removed as Chief Executive Officer of the Company.

Effective August 6, 2008, the Company appointed Gregory Webster, as Chief Executive Officer of the Company. In conjunction with his appointment, he was removed from all other positions at the Company.

The Company has amended the terms of the Employment Agreements with Mr. Lang and Mr. Webster to reflect their new titles and roles. The amendment to Mr. Webster’s agreement also includes an additional option grant to purchase 653,000 shares of the Company’s Class A common stock at a price per share based upon the closing price on the OTC Bulletin Board as of August 5, 2008. The first 153,000 shares will vest upon the grant of the options, with 25% of the remainder vesting on March 1, 2009, and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months.

The Company also approved an amendment to the Company’s 2007 Stock Incentive Plan to permit pricing of option grants in any manner consistent with Section 409A of the Internal Revenue Code.

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

Business Overview

We are a development stage company that operates an internet based investment fund marketplace and online community. Our main web presence, www.fund.com, will provide consumers with free information about investment funds including original, aggregated and community selected articles about the fund industry, statistics on fund performance and other fund-specific detail. Our objective is to establish www.fund.com as a source of information for individual investors regarding investment funds, including mutual funds, hedge funds, money market funds, exchange traded funds, closed end funds, commodity funds and other types of pooled investment vehicles.  We intend to operate www.fund.com as an online vertical marketplace and search directory for fund information. We anticipate that www.fund.com will derive revenue from online advertising, lead generation and referral fees.  We also intend, through our wholly owned subsidiary Fund.com Managed Products Inc., to research and develop intellectual property in the form of fund investment indexes and related index-linked investment products and to license this intellectual property to third parties in consideration for recurring license fees paid to us based on a fixed percentage of assets managed by such third party using our index-linked investment products. Through another of our wholly-owned subsidiaries, Fund.com Capital Inc. we intend invest in index-linked investment products, generally referred to as structured products, as well as acquire organizations that complement the Company’s business strategy including asset managers, hedge funds, mutual funds, ETF issuers, investment product developers and fund service providers.

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

Critical Accounting Policies

Our financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Development Stage Company

We comply with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Net income per ordinary share, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares and would then share in our earnings except where the result would be anti-dilutive. At June 30, 2008, we had one contract to issue 975,000 ordinary shares.

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

In accordance with SFAS 52, “Foreign Currency Translation”, foreign currency balance sheets will be translated using the end of period exchange rates and statements of operations will be translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheet will be recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur.

Results of Operations for the Three and Six Month Periods ended June 30, 2008

We reported a net loss of $756,446 and $1,192,383 for the three-month period and the six-month period ended June 30, 2008, respectively.  Until we implement our business plan, we will not have operating revenues.

Overall, for the three-month period ended June 30, 2008, we incurred $1,006,734 in operating costs.  This amount includes $345,800 related to compensation expense for stock options, $116,800 related to legal and professional fees, $206,300 related to payroll and benefits for the officers of the Company, $179,700 for consulting expenses and $100,000 related to promotional and public relations expense.

Overall, for the six-months ended June 30, 2008, we incurred $1,692,671 in operating costs.  This amount includes $561,000 related to compensation expense for stock options, $257,021 related to legal and professional fees, $325,671 related to payroll and benefits for the officers of the Company, $285,965 for consulting expenses and $142,000 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000 and $500,000 for the three-month period and the six-month period ended June 30, 2008, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $301,735 and a working capital deficit of approximately $292,627.  We will require additional cash in order to fund operating expenses and other expenses related to infrastructure and business development.  The Company has entered into a Securities Purchase Agreement for an additional $1,950,000 in funding through a private placement of which $450,000 was received prior to June 30, 2008. The purchaser has not complied with subsequent funding obligations to date for the balance of such funding, and there can be no assurance that it will do so.  Whether or not the purchaser so complies, the Company  will be required to raise additional  capital to allow the Company to develop its revenue generating opportunities.  Additional sources or cost of funds may include equity raises or borrowings, but have not been identified at this time.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure in our Form 8-K filed with the Securities and Exchange Commission on January 17, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2008 the Company entered into a Securities Purchase Agreement for the sale and issuance of unregistered securities as previously included on Fund.com’s 8-Ks filed on July 11, 2008 and August 7, 2008.

Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Securities Purchase Agreement, dated June 30, 2008 between Fund.com Inc. and Westmoore Capital Group, Series II (Filed as Exhibit 99.1 to Form 8-K, filed on July 11, 2008)
4.2	Amendment to Securities Purchase Agreement, dated August 6, 2008 between Fund.com Inc. and Westmoore Capital Group, Series II (Filed as Exhibit 99.2 to Form 8-K, filed on August 7, 2008)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUND.COM INC.

August 14, 2008	By:
/s/ Gregory Webster
Gregory Webster
Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:
/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.1	Securities Purchase Agreement, dated June 30, 2008 between Fund.com Inc. and Westmoore Capital Group, Series II (Filed as Exhibit 99.1 to Form 8-K, filed on July 11, 2008)
4.2	Amendment to Securities Purchase Agreement, dated August 6, 2008 between Fund.com Inc. and Westmoore Capital Group, Series II (Filed as Exhibit 99.2 to Form 8-K, filed on August 7, 2008)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .