Form 10KSB/A
period 2007-12-31
FUND.COM INC.
filed 2008-09-10
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-128415

FUND.COM INC.
(Formerly known as Eastern Services Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 618-1633

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State issuer’s revenues for its most recent fiscal year: $10,000.

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of March 26, 2008: $109,377,313

Number of shares of the registrant’s common stock outstanding as of March 26, 2008:  43,612,335 shares of Class A Common Stock and 6,387,665 shares of Class B Common Stock.

EXPLANATORY NOTE

Fund.com Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Report”), to amend the disclosure of the Company’s controls and procedures.

The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

Item 8A.                       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

•	We failed to include the Management’s Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on March 28, 2008.

As of the date of the of this report, we have taken the following steps to address the above-referenced material weakness in our internal control over financial reporting to ensure that all information will be recorded, processed, summarized and reported accurately:

1.	We have amended the 10-KSB to include the Management’s Report on Internal Controls Over Financial Reporting;
2.	We will continue to educate our management personnel on compliance with the disclosure requirements of the Securities Exchange Act of 1934 and Regulation S-K; and
3.	We have increased management oversight of accounting and reporting functions.

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

Item 13.  Exhibits

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUND.COM INC.

Date:             September 10, 2008
By: /s/ Gregory Webster
Name: Gregory Webster
Title: Chief Executive Officer