Form 10-Q
period 2008-09-30
FUND.COM INC.
filed 2008-11-14
CIK 1335795

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

There were 44,087,335 shares of the Registrant’s  Class A Common Stock and 6,387,665 shares of Class B Common Stock issued and outstanding as of  November 14, 2008.

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

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$100,132	$603,558
Total current assets	100,132	603,558

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	20,888,333	20,138,333

TOTAL ASSETS	$30,987,965	$30,741,391

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$705,276	$137,657
Advances from shareholders	23,580	77,150
Total current liabilities	728,856	214,807

TOTAL LIABILITIES	728,856	214,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	436
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	32,563,282	30,694,740
Accumulated deficit during the Development Stage	(2,354,648)	(174,980)
Total stockholders' equity	30,259,109	30,526,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,987,965	$30,741,391

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

			For the Period from
			September 20,
	Three Months Ended	Nine Months Ended	2007 (inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

Revenue	$-	$-	$-

Costs of revenue	-	-	-

Gross profit	-	-	-

Operating expense	1,237,934	2,930,605	3,244,046

Loss from operations before interest income and
provision for (benefit from) income tax	1,237,934	2,930,605	3,244,046

Interest income	250,649	750,937	889,398
Provision for (benefit from) income tax	-	-	-
	250,649	750,937	889,398

Net loss	$(987,285)	$(2,179,668)	$(2,354,648)

Weighted Average Common Shares Outstanding:
Basic and diluted	50,570,000	50,570,000

Earnings per share:
Basic and diluted	$ nil	$ nil

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION)
THROUGH SEPTEMEBER 30, 2008

		For the Period from	For the Period from
		September 20,	September 20,
	Nine Months Ended	2007 (inception) to	2007 (inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,179,668)	$-	$(2,354,648)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	962,188	-	962,188
Changes in assets and liabilities:
Accounts payable	567,624	-	705,281
Net cash used in operating activities	(649,856)	-	(687,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	-	-	(20,000,000)
Accrued interest from certificate of deposit	(750,000)	-	(888,333)
Purchase of intangible asset	-	-	(9,999,500)
Net cash used in investing activities	(750,000)	-	(30,887,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	950,000	-	31,651,564
Advances from shareholders	-	-	77,150
Repayment of shareholders advances	(53,570)	-	(53,570)
Net cash provided by financing activities	896,430	-	31,675,144

INCREASE (DECREASE) IN CASH	(503,426)	-	100,132

CASH, BEGINNING OF YEAR	603,558	-	-

CASH, END OF YEAR	$100,132	$-	$100,132

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.Com Inc. (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Technologies Inc. (“FOT”), Fund.com Managed Products Inc. (“FMP”) and Fund.com Capital Inc. (“FC”).  The year end for the Company and its wholly owned subsidiaries is December 31.

On September 20, 2007, the Company was incorporated in the state of Delaware.  The Company is in its development stage and has not begun the process of operating this business.  The Company is still in the process of researching and developing its business and raising capital.

On September 27, 2007, FOT was incorporated in the state of Delaware. FOT is a wholly owned operating subsidiary of the Company and was established to acquire the domain name “fund.com” and other related intellectual property and assets.  The subsidiary will be responsible for operating the Company’s internet properties.

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Form 8-K filed on January 17, 2008. There have been no changes in significant accounting policies since January 17, 2008.

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

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $888,333 has been recorded as of September 30, 2008.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended September 30, 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the period ended September 30, 2008.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company was required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2008, there were no potential dilutive instruments that could result in share dilution.

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

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment of long-lived assets as of September 30, 2008.

Stock-Based Compensation

On October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP provides that instruments that were originally issued as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP have been applied in the first reporting period beginning January 1, 2007.  The Company does not expect that its adoption of FSP FAS 123(R)-5 will have a material impact on its consolidated results of operations and financial condition.

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

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

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

On December 27, 2007, 2,076,111 stock options with a purchase price of $2.30 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $1,627,777.  For the nine months ended September 30, 2008, the compensation expense associated with these options was $339,120.

In February 2008, 2,000,000 stock options with a purchase price of $3.50 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $3,818,430.  For the nine months ended September 30, 2008, the compensation expense associated with these options was $556,854.

In May 2008, 250,000 stock options with a purchase price of $4.00 per share were granted to officers and employees of the Company.    Based on the assumptions noted above, the fair market value of the options issued was valued at $260,051.  For the nine months ended September 30, 2008, the compensation expense associated with these options was $21,671.

In August 2008, 653,000 stock options with a purchase price of $3.25 per share were granted to officers and employees of the Company.  Based on assumptions noted above, the fair market value of the options issued was valued at $801,757.  For the nine months ended September 30, 2008, the compensation expense associated with these options was $44,542.

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

NOTE 6 – SUBSEQUENT EVENTS

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”), and joined by other parties.  Pursuant to the Purchase and Contribution Agreement the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares upon the meeting of certain milestones relating to AdvisorShares’, including total assets under management.

On October 31, 2008, the Company issued, and IP Global Investors Ltd. purchased, a promissory note of the Company in the aggregate principal amount of $325,000 (the “Note”).  The principal and unpaid interest on the Note is due upon demand (with 30 business days notice), and carries a 9% interest rate.  The Company used the $325,000 gross proceeds from the Note to purchase the Units from AdvisorShares as described above and for working capital.

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

Business Overview

We are a development stage company that operates an internet based investment fund marketplace and online community. Our main web presence, www.fund.com, will provide consumers with free information about investment funds including original, aggregated and community selected articles about the fund industry, statistics on fund performance and other fund-specific detail. Our objective is to establish www.fund.com as a source of information for individual investors regarding investment funds, including mutual funds, hedge funds, money market funds, exchange traded funds, closed end funds, commodity funds and other types of pooled investment vehicles.  We intend to operate www.fund.com as an online vertical marketplace and search directory for fund information. We anticipate that www.fund.com will derive revenue from online advertising, lead generation and referral fees.  We also intend, through our wholly owned subsidiary Fund.com Managed Products Inc., to research and develop intellectual property in the form of fund investment indexes and related index-linked investment products and to license this intellectual property to third parties in consideration for recurring license fees paid to us based on a fixed percentage of assets managed by such third party using our index-linked investment products. Through another of our wholly-owned subsidiaries, Fund.com Capital Inc. we intend to invest in index-linked investment products, generally referred to as structured products, as well as acquire organizations that complement the Company’s business strategy including asset managers, hedge funds, mutual funds, ETF issuers, investment product developers and fund service providers.

Merger

Prior to January 15, 2008, we were known as Eastern Services Holdings, Inc., a Delaware corporation (“Eastern”).  On January 15, 2008, Fund.com Inc., a Delaware corporation, merged (the “Merger”) with and into us pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008. In connection with the merger, we changed our name to Fund.com Inc.   Following the Merger, we succeeded to the business of Fund.com as our sole line of business and we ceased being a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result of the Merger, summarized in our Form 8-K filed with the Securities and Exchange Commission on January 17, 2007, management does not believe that it is informative or useful to compare our results of operations with those of Eastern.  Instead, below we discuss our results of operations and financial performance.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $250,000. We have not experienced losses on these accounts and management believes we are not exposed to significant risks on such accounts.

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

Results of Operations for the Three and Nine Month Periods ended September 30, 2008

We reported a net loss of $987,285 and $2,179,668 for the three-month period and the nine-month period ended September 30, 2008, respectively.  Until we implement our business plan, we will not have operating revenues.

Overall, for the three-month period ended September 30, 2008, we incurred $1,237,934 in operating costs.  This amount includes $401,200 related to compensation expense for stock options, $117,300 related to legal and professional fees, $239,700 related to payroll and benefits for the officers of the Company, and $438,100 for consulting expenses.

Overall, for the nine-months ended September 30, 2008, we incurred $2,930,605 in operating costs.  This amount includes $962,200 related to compensation expense for stock options, $374,300 related to legal and professional fees, $565,300 related to payroll and benefits for the officers of the Company, $724,000 for consulting expenses and $129,000 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000 and $750,000 for the three-month period and the nine-month period ended September 30, 2008, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $100,132 and a working capital deficit of approximately $628,724.  We will require additional cash in order to fund operating expenses and other expenses related to infrastructure and business development.  The Company has entered into a Demand Note Agreement for an additional $325,000 in funding which was received on October 31, 2008.  The Company will be required to raise additional capital to allow the Company to develop its revenue generating opportunities.  Additional sources or cost of funds may include equity raises or borrowings, but have not been identified at this time.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the Risk Factor disclosure in our Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, the Company has the following additional risk factor.

We may be unable to meet our demand note repayment obligations.

On October 31, 2008, we issued a note to IP Global Investors Ltd. in the amount of $325,000 which is payable upon demand (with 30 business days notice). Should  IP Global Investors Ltd. decide to call the note, we do not currently have the cash on hand available to repay our borrowings. If the note is called, we would be forced to seek alternative and possibly more expensive financing, which may or may not be available. If we are unable to find additional financing, the note would be in default, and it could have a material adverse effect on our business, results of operations, cash flows, financial condition and business prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2008 the Company entered into a Securities Purchase Agreement, as amended August 6, 2008, for the sale and issuance of unregistered securities as previously included on the Company’s Form 8-Ks filed on July 11, 2008 and August 7, 2008.  Of the $1,950,000 due pursuant to the Securities Purchase Agreement, as amended, the Company has received $950,000.  The Company does not anticipate receiving the remaining funds and has not determined whether it will pursue any remedies at this time.

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

FUND.COM INC.

November 14, 2008	By:
/s/ Gregory Webster
Gregory Webster
Chief Executive Officer (Principal Executive Officer)

November 14, 2008	By:
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