Form 10-K
period 2008-12-31
FUND.COM INC.
filed 2009-05-07
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
None

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                   Accelerated Filer                      ☐
Non-accelerated filer     ☐                                                                   Smaller reporting company     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of May 5, 2009 was approximately $13,628,250.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on May 5, 2009 was 44,087,335 shares of Class A Common Stock and 6,387,665 shares of Class B Common Stock.

TABLE OF CONTENTS

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," “may,” “could,” “should,” “would,” “target,” “goal,”  or other similar expressions) are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.     Description of Business.

Introduction.

Fund.com Inc. (the “Company,” “we”, “us” or “our”) is an online content provider and lead generation platform for the financial services community, including investment funds and the savings and retirement markets. Our objective is to engage individual investors and to match their needs with interested fund product providers. Our www.fund.com website is intended to be approachable by everyday investors and to serve as an educational and research resource. Through our recently acquired 60%-owned subsidiary AdvisorShares Investments, LLC (“AdvisorShares”), we are seeking to establish a series of proprietary exchange traded funds (“ETF”) that would be actively managed by select registered investment advisors (“RIA(s)”). With a view to expanding our platform in the financial services community, we recently entered into an agreement to make a strategic investment in National Holdings Corporation, the public parent corporation of National Securities Corporation, vFinance Investments Inc. and EquityStation, Inc., recognized investment bankers with over 700 FINRA registered representatives.

We also intend, through our wholly-owned subsidiary Fund.com Managed Products Inc. (formerly known as Meade Managed Products Inc.), to research and develop intellectual property in the form of fund investment indexes and related index-linked investment products and to license this intellectual property to third parties in consideration for recurring license fees paid to us based on a fixed percentage of assets managed by such third party using index-linked investment products. Through another of our wholly-owned subsidiary, Fund.com Capital Inc. (formerly know as Meade Capital Inc.), we intend to structure and invest in index-linked investment products, generally referred to as structured products.

Our principal executive office is located at 14 Wall Street, 20th Floor, New York, New York 10005.  Our telephone number is (212) 618-1633.  We maintain a website at www.fund.com and AdvisorShares maintains a website at www.advisorshares.com.  These websites, and the information contained therein, are not part of this annual report.

Our History and the Reverse Merger

We were originally incorporated as Eastern Service Holdings, Inc. under the laws of the State of Delaware on November 5, 2004, and commenced operations for the purposes of evaluating, structuring and completing a merger with Eastern Services Group, Inc. On November 9, 2004, Eastern Service Holdings, Inc. obtained all of the outstanding stock of Eastern Services Group, Inc. Eastern Services Group, Inc., was established in the State of Nevada in February 1998 and formerly provided state and local tax consultation and analysis to casinos in the Las Vegas metropolitan area.  On December 21, 2007, all of the issued and outstanding shares of common stock of Eastern Services Group, Inc. were sold to Richard S. Carrigan in exchange for approximately $105,000 in accrued salary. Following the sale, Eastern Services Holdings, Inc had no debts, liabilities or obligations.

On January 15, 2008, our predecessor, also known as Fund.com Inc. (‘Old Fund”), merged (the “Merger”) with and into Eastern Services Holdings, Inc. (“Eastern”) pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the "Agreement"). In connection with the merger, Eastern Services Holdings, Inc., as the surviving corporation of the Merger (the “Surviving Corporation”) changed its name to Fund.com Inc. Pursuant to the Agreement, each share of common stock, par value $0.00001 per share of Old Fund (“Old Fund Common Stock”) was converted into the right to receive 0.1278 validly issued, fully paid and non-assessable shares of Class A Common Stock of our Company, as the Surviving Corporation; provided, that, if a holder of Old Fund Common Stock also held Series A Preferred Stock, par value $.001 per share, of Old Fund (“Old Fund Preferred Stock”) then each share of Old Fund Common Stock held by such holder was converted into the right to receive 0.1278 validly issued, fully paid and non-assessable shares of Class B Common Stock of the Surviving Corporation (and Old Fund Preferred Stock held by such holder was cancelled). Each share of common stock, $0.001 par value per share, of Eastern was converted into the right to receive one validly issued, fully paid and non-assessable share of Class A Common Stock of the Surviving Corporation. As a result, at closing of the Merger, we issued 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Old Fund, representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger.

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock shall have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations). Unless otherwise indicated, the share and per share information contained herein has been adjusted to reflect a 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock, payable to holders of record of the Surviving Corporation’s Class A Common Stock and Class B Common Stock on January 15, 2008.

The merger consideration was determined as a result of arm’s-length negotiations between the parties. At the time of the closing of the Merger, as of January 15, 2008, Ahkee Rahman, the sole director, resigned from all offices held with Eastern Services Holdings, Inc. and from the position as the director.  Our current Directors and Officers are included in Part III, Item 10 of this annual report.  Prior to the Merger, there were no material relationships between Eastern Services Holdings, Inc. and Fund.com or any of our respective affiliates, directors or officers.  Following the Merger, we succeeded to the business of Old Fund, as our sole line of business.

The shares of our Class A Common Stock and Class B Common Stock issued to Old Fund’s shareholders as part of the merger were not registered under the Securities Act of 1933, as amended. These shares may not be sold or offered for sale in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended, or an applicable exemption from the registration requirements. Certificates evidencing these shares of common stock contain a legend stating the same. No shares of the Surviving Corporation’s common stock issued to Old Fund’s shareholders were immediately eligible for sale in the public market without restriction pursuant to Rule 144.

Our Class A Common Stock trades on the FINRA OTC Bulletin Board.  Our ticker symbol on the OTC Bulletin Board is FNDM.  Following the Merger, we relocated our executive offices to 14 Wall Street, 20th Floor, New York, New York 10005.

About AdvisorShares

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”) and Noah Hamman, the Managing Member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares upon the achievement of certain milestones relating to AdvisorShares’ receiving from the Securities and Exchange Commission (the “SEC”) of its notice (the “SEC Exemptive Order”) regarding the approval of the application for exemptive relief and total assets under management. In connection with our acquisition of 60% of the equity interests in AdvisorShares, we entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares.

To finance our acquisition of 60% of the equity of AdvisorShares, we issued, and IP Global Investors Ltd. purchased, a promissory note in the aggregate principal amount of $325,000 (the “Note”).  The principal and unpaid interest on the Note is payable upon demand at any time following 30 business days notice, and carries a 9% interest rate.

AdvisorShares is a developer of proprietary exchange traded funds, also known as ETFs, with a focus on “actively managed” ETFs.  AdvisorShares will seek to partner with RIAs to create individual actively managed ETFs that are customized for specific investments such as bonds, equities, currencies and commodities, and allow the RIA to actively rebalance the portfolio within each ETF.  The AdvisorShares proprietary ETF platform will enable its RIA partners and hedge funds to customize investments for their clients, may actively rebalance (unlike index funds) and may be bought and sold as easily as any listed security.  According to Tiburon Strategic Advisors, there are currently 10,466 RIAs in the United States that manage $37.5 trillion in professionally managed assets.

The AdvisorShares acquisition enhances our strategic goal of connecting individual investors with appropriate diversified fund products and to also assist asset fund managers in building client assets under management. We believe that ETFs are one of the most significant products development since money market funds in the 1970’s with ETF asset growth approaching $800 billion. We also believe that economic conditions for ETFs continue to be highly favorable in the United States inasmuch as ETFs are the mutual fund industry's fastest-growing marketplace.  According to the National Stock Exchange, ETF’s attracted nearly $178.4 billion in net inflows in 2008, and now represent approximately 31% of all trading volume in the United States equities market.

AdvisorShares and AdvisorShares Trust, a Delaware open-end investment management company (the “Trust”) that was recently formed by AdvisorShares for the purpose of offering a series of exchange traded funds (the “Funds”), filed an application with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) on January 31, 2008, as amended on October 17, 2008.  The application requests an order from the SEC, exempting AdvisorShares and the Trust from the provisions of the Investment Company Act and permitting (a) the issuance of series of open-ended management investment companies to issue shares (“Shares”) redeemable in large aggregations only (“Creation Units”), (b)  engaging in secondary market transactions in Shares at negotiated market prices; and (c) certain affiliated persons of the series to deposit securities into, and receive securities from, the series in connection with the purchase and redemption of the Creation Units  (the “Exemption Order”).

On December 23, 2008, the SEC issued a notice advising that it would issue a final order granting the requested relief unless it orders a hearing on the application based on requests for a hearing given by third parties by not later than January 15, 2009.  A third party timely filed a hearing request involving an intellectual property dispute which AdvisorShares believes is unrelated to the merits of the application.  AdvisorShares believes that a final Exemption Order approving the application will be issued by the SEC within the next 30 to 60 days.

If issued by the SEC, the final Exemption Order will permit AdvisorShares and the Trust to form Funds that may invest in exchange traded products that invest primarily in commodities or currency, but otherwise operate in a manner similar to exchange traded products registered under the Investment Company Act. In addition, the Funds may also invest in equity securities or fixed income securities traded in a U.S. or non-U.S. markets, as well as futures contracts, options on such futures contracts, swaps, forward contracts or other derivatives, and shares of money market mutual funds or other investment companies, all in accordance with their investment objectives. The Funds may also invest in equity securities or fixed income securities traded in international markets or in a combination of equity, fixed income and U.S. money market securities and/or non-U.S. money market securities.

On March 12, 2009, AdvisorShares and the Trust filed a registration statement with the Securities and Exchange Commission to register under the Securities and Exchange Act of 1933 and the Investment Company Act of 1940, the initial ETF to be offered by the Trust to be known as the (ticker) Dent Tactical ETF (the “Initial Fund”). AdvisorShares will act as the investment advisor to the Fund and the day-to-day portfolio management of the Fund will be provided by HS Dent Investment Management LLC, a registered sub-advisor to the Fund.  HS Dent Investment Management LLC was previously affiliated with the DNT Mutual Fund, a fund registered under the Investment Company Act of 1940, as amended, with reported assets of approximately $1.0 billion.

The Initial Fund is intended to be a “fund of funds,” which means that it will seek to achieve its investment objective by investing primarily in other exchange-traded funds (the “Underlying ETFs”), including shares of certain exchange-traded products that are not registered as investment companies under the Investment Company Act of 1940, as amended. Unlike the Underlying ETFs, the Initial Fund will not track or replicate a specific index.  The Initial Fund will charge its own expenses and also indirectly bear a proportionate share of the Underlying ETFs’ expenses.

As sub-advisor to the Initial Fund, HS Dent Investment Management LLC will select a group of Underlying ETFs for the Initial Fund in which to invest pursuant to an “active” management strategy for asset allocation, security selection and portfolio construction.  The Initial Fund intends to periodically change the composition of its portfolio to best meet its investment objective.

HS Dent is an economic research and forecasting company providing financial professionals and individuals with the proprietary economic tools needed to accurately forecast the economy based on The Dent Method, a long term economic forecasting technique based on the study of and changes in demographic trends and their impact on our economy. The Dent Method has been in use by financial professionals for over 20 years.  For two decades Harvey Dent, the principal of HS Dent Investment Management LLC, has been principally engaged as the managing member of HS Dent Publishing, LLC, in authoring books, special reports, and a newsletter on the topic of economic change and how to estimate economic change by analyzing demographics, predictable consumer spending patterns, and technological innovation.  Mr. Dent earned a bachelor’s degree from University of South Carolina and an MBA from Harvard University.

The holdings of the Initial Fund and all other Funds organized by AdvisorShares and the Trust will be disclosed on its website daily after the close of trading on the listing Exchange and prior to the opening of trading on the Exchange the following day.

Unlike conventional mutual funds, Shares of the Funds may be created and redeemed, principally in-kind, in Creation Units at each day’s next calculated net asset value (“NAV”). These creation and redemption arrangements are designed to protect ongoing shareholders from the adverse effects on the portfolio of the Funds that could arise from frequent cash creation and redemption transactions. In a conventional mutual fund, redemptions can have an adverse tax impact on taxable shareholders because of the mutual fund’s need to sell portfolio securities to obtain cash to meet fund redemptions. These sales may generate taxable gains for the shareholders of the mutual funds, whereas the Funds’ in-kind redemption mechanism generally will not lead to a tax event for Funds or its ongoing shareholders.

Proposed Investment in National Holdings Corporation

On April 8, 2009, we entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share.   Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share.  In connection with the Financing, we provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if we are unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price.  The closing of the Financing is subject to various and customary closing conditions and was expected to close on or prior to April 30, 2009.  We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement.  On May 4, 2009, we entered into an extension agreement with NHC, pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009.  In consideration for obtaining the extension, we agreed that if we are unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction.  We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time.  On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF.  The $500,000 note to GAF is now due and payable.  However, with the extension of the Financing, GAF has not made a demand for payment.  If GAF does demand payment prior to the new closing date, we expect that they will foreclose on the 666,667 shares of NHC common stock we received pursuant to the conversion of the Limited Recourse Note.

If we complete the $5.0 million Financing, until the earlier to occur of a “Triggering Event” (as defined) or December 31, 2009, the Series C Preferred Stock entitles the Company to vote with the common stock of NHC on all matters on which NHC common stockholders may vote, and to cast that number of votes equal to 100% of the number of shares NHC capital stock entitled to vote at such meeting, plus one vote.  A “Triggering Event” is defined as our exercise of such number of the warrants that will result in the purchase of not less than 13,333,333 shares of NHC common stock and payment by us to NHC of a minimum of $10.0 million.  We may exercise our warrants at any time to cause a “Triggering Event” to occur.  However, except in connection with a strategic acquisition that we approve, without the approval of the NHC board of directors, we may not exercise the warrants or otherwise purchase capital stock of NHC that would result in our owning more than 50% of the then outstanding NHC common stock.

Upon completion of the $5.0 million Financing, we are entitled to initially designate two representatives on the NHC board of directors, and if we cause a Triggering Event to occur on or before December 31, 2009, we may designate up to 50% of the total number of directors of NHC.   Our intention is, through the exercise of our warrants, to provide NHC with the financing necessary to enable it to make one or more strategic acquisitions in the investment banking and financial management and services businesses.  In such connection, we have a certain preferential rights to provide such financing.  However, subject to our obtaining the necessary funding, it is our intention to exercise our warrants in an amount sufficient to cause a Triggering Event to occur by not later than December 31, 2009.

If we complete the $5.0 million Financing, our agreements with NHC contain certain covenants and agreements whereby our consent (or that of our designees on the NHC board of directors) is required for certain major actions by NHC and its subsidiaries.  In addition, our Chief Executive Officer, Gregory Webster would become President and CEO of the National Asset Management subsidiary of NHC, and we would participate on the merger and acquisition committee of NHC.

We are currently in negotiations with a third party investor to provide us with the funding to make the $5.0 million investment in NHC and consummate the Financing.  However, there can be no assurance that the prospective investor will provide such funding or that the Financing will be consummated on terms acceptable to us, if at all.  The closing of the Financing is subject to various and customary closing conditions and was expected to close on or about April 30, 2009; however, the parties agreed to extend the closing date to May 29, 2009 and therefore, the Financing has not yet closed.

About National Holdings Corporation

NHC, a  Delaware corporation organized in 1996, is a financial services organization, operating primarily through its wholly owned subsidiaries, National Securities Corporation (“National Securities”), vFinance Investments, Inc. (“vFinance Investments”) and EquityStation, Inc. (“EquityStation”) (collectively, the “Broker Dealer Subsidiaries”).  The Broker Dealer Subsidiaries conduct a national securities brokerage business through its main offices in New York, New York, Boca Raton, Florida, and Seattle, Washington.

Through its Broker Dealer Subsidiaries, NHC (i) offers full service retail brokerage to approximately 45,000 high net worth and institutional clients, (ii) provides investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (iii) engages in trading securities, including making markets in over 3,500 micro and small cap stocks and provides liquidity in the United States Treasury marketplace. The Broker Dealer Subsidiaries are introducing brokers and clear all transactions through clearing organizations on a fully disclosed basis. They are registered with the Securities and Exchange Commission, are members of the Financial Industry Regulatory Authority ("FINRA") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

The Broker Deal Subsidiaries currently engage approximately 700 securities brokers who operate primarily as independent contractors.  An independent contractor registered representative who becomes an affiliate of a Broker Dealer Subsidiary typically establishes his own office and is responsible for the payment of expenses associated with the operation of such office, including rent, utilities, furniture, equipment, stock quotation machines and general office supplies.  The independent contractor registered representative is entitled to retain a higher percentage of the commissions generated by his sales than an employee registered representative at a traditional employee-based brokerage firm.  This arrangement allows NHC to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production.

In July 1994, National Securities formed a wholly owned subsidiary, National Asset Management, Inc., a Washington corporation ("NAM").  NAM is a federally-registered investment adviser providing asset management advisory services to high net worth clients for a fee based upon a percentage of assets managed. Another subsidiary of NHC, National Insurance Corporation, a Washington corporation ("National Insurance") provides fixed insurance products to its clients, including life insurance, disability insurance, long term care insurance and fixed annuities.  National Insurance finalized certain requisite state registrations during the second quarter of fiscal year 2007 and commenced business operations that have been de minimus to date.

In addition to the customary closing conditions, the consummation of the proposed Financing is subject to NHC obtaining the approval of FINRA, which approval will require us to provide certain information to NHC and its broker-dealer subsidiaries for submission to FINRA, including information concerning our Company and our sources of the Financing.  There can be no assurance that FINRA will approve the Financing and the proposed transaction with NHC and its subsidiaries

Working Capital Loan with IP Global Investors LTD

Effective May 1, 2009, we entered into a $1.343 million line of credit agreement with IP Global under which we are permitted to receive loans of up to $1,343,000, less $723,000 of prior advances that we received from IP Global through April 30, 2009; provided, that such additional advances are for approved corporate purposes.  In consideration for these advances, we: (i) agreed to pay 9% interest on all advances (including the prior advances), (ii) granted the lender the right to convert the note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and (iii) are obligated to pay certain fees to the lender (see “Management’s Discussions and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report.)  All of our subsidiaries guaranteed payment of the note and we issued IP Global a lien on most of our accounts and our domain name to secure payment of the Note.  Additionally, we agreed to issue IP Global a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments).

Our Business Strategy

We believe that by combining a powerful media network with the origination and distribution of investment fund products, we can uniquely position ourself at the center of the pooled investment solutions arena, for both the mass and institutional markets.  Our strategy is to

•	Originate and distribute fund solutions based upon the needs of investors
•	Build a media network addressing the investment needs of the mass and institutional markets; and
•	Grow through strategic acquisitions

Our market audience is large. According to the Investment Company Institute, in 2008, 45.6 percent of U.S. households owned shares of mutual funds or other U.S.-registered investment companies -- including exchange-traded funds, closed-end funds, and unit investment trusts -- representing an estimated 53.3 million households and 93.2 million investors. According to the Financial Times, investors pulled a net $320 billion from mutual funds in 2008, a record in both dollar terms and as a percentage of assets. Reflecting an uncertainty amongst individuals about how investment savings should be allocated, we believe that this represents a large market opportunity for Fund.com.

Through our AdvisorShares acquisition, we believe that we will be able to benefit in the growth of the ETF market sector, which in 2008 were at record levels in the United States.  According to Strategic Insight:

•	At the end of 2008, the United States ETF industry had 698 ETFs with assets of $497.12 billion from 18 providers on three exchanges;
•	In 2008, assets fell by 14.4%, which is less than the 38.58% fall in the MSCI World index in USD terms;
•	In 2008, the number of ETFs increased by 16% with 144 new ETFs launched;
•	In 2008, the average daily trading volume in US dollar has increased by 33% to US$77 billion;
•
In the United States, net sales of mutual funds (excluding ETFs) were US$270.9 billion, while net sales of ETFs domiciled in the United States were US$109.6 billion during the first 10 months of 2008 according to Strategic Insight.

•	Additionally, there were 136 other ETPs (Exchange Traded Products) with assets of US$45.34 billion from 18 providers on two exchanges.

About Exchange Traded Funds

An exchange-traded fund (or ETF) is an investment vehicle traded on stock exchanges, much like stocks. An ETF holds assets such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets over the course of the trading day. Most ETFs track an index, such as the S&P 500 or MSCI EAFE. ETFs may be attractive as investments because of their low costs, tax efficiency, and stock-like features. In a survey of investment professionals conducted in March 2008, 67% called ETFs the most innovative investment vehicle of the last two decades and 60% reported that ETFs have fundamentally changed the way they construct investment portfolios.

Only so-called authorized participants (typically, large institutional investors) actually obtain or redeem shares of an ETF directly from the fund manager, and then only in creation units, large blocks of tens of thousands of ETF shares that can be exchanged in-kind with baskets of the underlying securities. Authorized participants may hold the ETF shares or they may act as market makers on the open market, using their ability to exchange creation units with their underlying securities to provide liquidity of the ETF shares and help ensure that their intraday market price approximates the net asset value of the underlying assets. Other investors, such as individuals using a retail brokerage, trade ETF shares on this secondary market.

An ETF combines the valuation feature of a mutual fund or unit investment trust, which can be purchased or redeemed at the end of each trading day for its net asset value, with the tradability feature of a closed-end fund, which trades throughout the trading day at prices that may be more or less than its net asset value. Closed-end funds are not considered to be exchange-traded funds, even though they are funds and are traded on an exchange. ETFs have been available in the United States since 1993 and in Europe since 1999. ETFs traditionally have been index funds, but in 2008 the Securities and Exchange Commission began to authorize the creation of actively managed ETFs.

ETFs offer public investors an undivided interest in a pool of securities and other assets and thus are similar in many ways to traditional mutual funds, except that shares in an ETF can be bought and sold throughout the day like stocks on a securities exchange through a broker-dealer. Unlike traditional mutual funds, ETFs do not sell or redeem their individual shares at net asset value, or NAV. Instead, financial institutions purchase and redeem ETF shares directly from the ETF, but only in large blocks, varying in size by ETF from 25,000 to 200,000 shares, called "creation units." Purchases and redemptions of the creation units generally are in kind, with the institutional investor contributing or receiving a basket of securities of the same type and proportion held by the ETF, although some ETFs may require or permit a purchasing or redeeming shareholder to substitute cash for some or all of the securities in the basket of assets.

The ability to purchase and redeem creation units gives ETFs an arbitrage mechanism intended to minimize the potential deviation between the market price and the net asset value of ETF shares. Existing ETFs have transparent portfolios, so institutional investors will know exactly what portfolio assets they must assemble if they wish to purchase a creation unit, and the exchange disseminates the updated net asset value of the shares throughout the trading day, typically at 15-second intervals. If there is strong investor demand for an ETF, its share price will (temporarily) rise above its net asset value per share, giving arbitrageurs an incentive to purchase additional creation units from the ETF and sell the component ETF shares in the open market. The additional supply of ETF shares increases the ETF's market capitalization and reduces the market price per share, generally eliminating the premium over net asset value. A similar process applies when there is weak demand for an ETF and its shares trade at a discount from net asset value.

Under existing regulations, a new ETF must receive an order from the Securities and Exchange Commission, or SEC, giving it relief from provisions of the Investment Company Act of 1940 that would not otherwise allow the ETF structure. In 2008, however, the SEC proposed rules that would allow the creation of ETFs without the need for exemptive orders. Under the SEC proposal, an ETF would be defined as a registered open-end management investment company that:

•
Issues (or redeems) creation units in exchange for the deposit (or delivery) of basket assets the current value of which is disseminated on a per share basis by a national securities exchange at regular intervals during the trading day;

•	Identifies itself as an ETF in any sales literature;
•	Issues shares that are approved for listing and trading on a securities exchange;
•
Discloses each business day on its publicly available web site the prior business day's net asset value and closing market price of the fund's shares, and the premium or discount of the closing market price against the net asset value of the fund's shares as a percentage of net asset value; and

•	Either is an index fund, or discloses each business day on its publicly available web site the identities and weighting of the component securities and other assets held by the fund.

The SEC rule proposal would allow ETFs either to be index funds or to be fully transparent actively managed funds. Historically, all ETFs in the United States have been index funds. In 2008, however, the SEC began issuing exemptive orders to fully transparent actively managed ETFs.  The SEC rule proposal indicates that the SEC is not suggesting that it will not consider future applications for exemptive orders for actively managed ETFs that do not satisfy the proposed rule's transparency requirements.

Some ETFs invest primarily in commodities or commodity-based instruments, such as crude oil and precious metals. Although these commodity ETFs are similar in practice to ETFs that invest in securities, they are not "investment companies" under the Investment Company Act of 1940.

Among the advantages of ETFs are the following:

•
Lower costs - ETFs generally have lower costs than other investment products because most ETFs are not actively managed and because ETFs are insulated from the costs of having to buy and sell securities to accommodate shareholder purchases and redemptions. ETFs typically have lower marketing, distribution and accounting expenses, and most ETFs do not have 12b-1 fees.

•
Buying and selling flexibility - ETFs can be bought and sold at current market prices at any time during the trading day, unlike mutual funds and unit investment trusts, which can only be traded at the end of the trading day. As publicly traded securities, their shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using stop orders and limit orders, which allow investors to specify the price points at which they are willing to trade.

•
Tax efficiency - ETFs generally generate relatively low capital gains, because they typically have low turnover of their portfolio securities. While this is an advantage they share with other index funds, their tax efficiency is further enhanced because they do not have to sell securities to meet investor redemptions.

•
Market exposure and diversification - ETFs provide an economical way to rebalance portfolio allocations and to "equitize" cash by investing it quickly. An index ETF inherently provides diversification across an entire index. ETFs offer exposure to a diverse variety of markets, including broad-based indexes, broad-based international and country-specific indexes, industry sector-specific indexes, bond indexes, and commodities.

•	Transparency - ETFs, whether index funds or actively managed, have transparent portfolios and are priced at frequent intervals throughout the trading day.

An Actively Managed ETF is not an index fund, and thus does not seek to replicate the performance of a specified index.  An Index-based ETF seeks to replicate the holdings of a specified index. An actively managed ETF uses an active investment strategy to meet its investment objective. Thus, the Fund’s investment sub-advisor to ActiveShares has discretion on a daily basis to manage the Fund’s portfolio in accordance with the Fund’s investment objective.

Fund.com Technologies Inc.

We divide the market for our fund information products and services into two segments: individual investors, and financial advisors and institutions, such as banks, insurance companies, mutual fund companies and brokerage firms.

Individual Investors

It is our intention to build, as quickly as possible, a large community of investors or potential investors and to provide them with a forum where they will find information and data that they have collectively deemed relevant to financial investment decision making. We feel that charging for content will impair our ability to build this community; therefore at this time, we intend that the majority of our website content will be free.

We intend to derive a portion of our revenue from subscription sales. Certain items, like analyst reports, will be made available for purchase, at a profit to us, to those members of the www.fund.com community willing to subscribe to this data. However, we believe a significant portion of revenue will be derived from advertising and lead generation. These revenues are expected to be closely correlated to the number of unique visitors to our website.

We believe that many of these investors seek out third-party sources of information to validate the advice they receive. We also believe that it is in the best interests of financial professionals that investors become better educated on their investment decisions, as a better informed investor will optimize a financial planner’s ability to structure a risk aligned portfolio for its customer. For this reason, we believe that www.fund.com can be positioned as a resource to which financial advisors and even fund companies can refer their clients to become better educated on fund investments, in effect making our customer - the financial advisor - also a source of visitors to our website.

We also believe that investors are looking for independent sources for investment information for advice verification. While the demand for investment information and advice has increased, we believe that there is often a gap between the demand and the level of trust investors have in the information they are provided. Our site, www.fund.com, will be a community site populated by visitors whose primary agenda is to share financial information for the purpose of making sounder collective investment decisions. Where an investor may question the motivations of a financial advisor, an analyst or even a journalist, we believe an investor is less likely to question information that has been vetted and ranked by the www.fund.com investor peer community.

Financial Advisors and Institutions

We expect to derive a reasonable portion of our revenue from lead generation and advertising sales, primarily from companies within the financial services industry. Given the nature and intended manner of presentation of our content, namely, always current finance related information and community based information analysis, we anticipate our audience will present an attractive demographic for advertisers. We believe the typical visitor to our site will be:

•	highly inclined to make an investment, most likely in a fund; and
•	a frequent return visitor, given that the information on our site is constantly being updated by our user community.

We will derive revenue from fees generated when lead forms filled in by www.fund.com visitors are submitted to funds or financial advisors.

We have  partnered with a third-party firm that will  offer, on the behalf of Fund.com, a variety of advertising options that may be purchased individually or in packages, such as “run-of-site” banner advertisements that run throughout our web site, priced CPM (cost per thousand impressions); premium positioning advertising featuring targeted advertisements; CPC (cost per click) search advertisements; sponsorships, which will run in a fixed area of our web site for a set duration; and advertising on email bulletins and other newsletters delivered to our community. We may also launch a contextual advertising program whereby advertisements from our inventory of advertisers would be served on www.fund.com affiliated websites like accreditedinvestor.com.

We believe that there is a significant and growing pool of financial advisors and fund companies that we can draw from for advertising and lead revenue. As of year-end 2008, there were, according to ICI, 16,079 investment companies in the United States: 8,752 mutual funds (including funds that invest in other funds), 6,030 unit investment trusts, 668 closed-end funds, and 629 exchange traded funds.

Fund.com the Website

The initial development of the website was completed in February, 2009.  We intend to continually update the site with new content and features on a quarterly basis.  The initial visitation to the site is in accordance with expectations.

Fund.com Managed Products, Inc.

Our wholly-owned subsidiary, Fund.com Managed Products, Inc., a Delaware corporation, will specialize in developing asset management products. These products may include the identification, construction, publishing of investment indices and the development of a proprietary suite of actively managed ETF solutions through our affiliate, AdvisorShares.

Fund.com Managed Products, Inc. intends to evaluate demand from its user community for such products and will seek to develop products where our management determines demand will result in adequate fee income.

Fund.com Capital Inc.

Fund.com Capital Inc., a Delaware corporation, is a wholly-owned subsidiary of Fund.com Managed Products, Inc.  We intend for Fund.com Capital Inc. to make active (non-passive) investments on our behalf, including in other financial institutions and fund management companies and in strategic products offered or managed by either in certain instances. As described below under “Certain Relationships and Related Transactions” on November 9, 2007, Fund.com Capital Inc. deposited $20.0 million of its seed funding into a 36 month Certificate of Deposit issued by an Antigua bank, the Global Bank of Commerce, which is an affiliate of one of our stockholders (GBC Wealth Management Limited).  The deposit is credited with earned interest at 5% per annum for a term of three years.  Subject to receipt of any necessary approvals (including the approval of Global Bank of Commerce, which approval could be withheld in its sole discretion), we may seek to use all or a portion of this $20,000,000 to fund one or more control investments.

Revenue Prospects

Online Advertising Revenue. Driving visitors to www.fund.com will be critical to our success. We believe our sales and marketing efforts will be responsible for generating a significant portion of new visits to our site. Additionally, we believe www.fund.com will have other competitive advantages in the generation of website traffic, including two key low cost means of generating traffic to www.fund.com, namely:

1.	its affiliation and cross-branding relationship with EQUITIES Magazine (a company affiliated with our largest shareholder in terms of votes), an established financial media company; and
2.	the URL www.fund.com is a domain name that is broad, easy to remember and highly marketable.

Database Lead Generation. We intend to market financial information products to potential customers identified in proprietary databases, including databases owned by EQUITIES Magazine.  It is our intention that we will be paid a fixed fee by lead partners such as fund companies, financial planners and other financial service information providers when one of our referrals opens an account with one of these lead partners. Our success will be dependent on the quality of the databases we market to and the appeal of the information-based products we are selling.  Additional revenue will be derived from subscriptions to our eDirectory for individual brokers/advisors.  This will provide the broker/advisor a listing on our website and the opportunity to obtain a lead.

Content Licensing.  Through Fund.com Managed Products Inc., we may research and develop intellectual property in the form of fund investment indexes and related index-linked investment products and to license this intellectual property to third parties in consideration for recurring license fees paid to us based on a fixed percentage of assets managed by such third party using our index-linked investment products. We intend to develop other content and other licensing agreements.

Advisory Fees.  Our intention is to enter into consulting agreements to provide advisory services to third party investment product providers.  These third party providers may also enter into a license agreement for the indexes that we may develop in the future. We anticipate that these consulting agreements will provide for Fund.com Managed Products, Inc. to assist in establishing investment products that use our content as an investment benchmark.  Although we will not be the issuer of these investment products, we anticipate generating fees from both our consulting services and from third party indexes that are the subject of our licensing agreements.

Structured Products.  We have established Fund.com Capital Inc. to make active (non-passive) investments on our behalf, including in other financial institutions and fund management companies, and in strategic products offered or managed by either in certain instances.  On November 9, 2007, Fund.com Capital entered into a $20,000,000 certificate of deposit with an Antigua bank, the Global Bank of Commerce, which is an affiliate of one of our stockholders (GBC Wealth Management Limited).  The deposit is credited with earned interest at 5% per annum for a term of three years.   We may seek to use all or a portion of this $20,000,000 to fund one or more control investments.

Marketing, Content and Distribution

We plan to pursue a variety of sales and marketing initiatives to increase traffic to www.fund.com, license our content, expose our brands and build our customer databases. We believe that these initiatives will include promoting our services using online and email marketing, establishing content syndication and subscription distribution relationships with leading companies with whom we have had discussions, including with EQUITIES Magazine, and engaging in an ongoing public awareness campaign.

Marketing costs will be comprised of expenses associated with expanding brand awareness of our products and services to consumers and may include key word campaigns on internet search engines, print and internet advertising, marketing and promotion costs.

Competitive Business Conditions and Competitive Position

We anticipate that we will be in competition with both traditional and online companies engaged in the creation and distribution of business, investment, investment ratings content and index licensing.

We have several direct on-line competitors with long operating histories and well established brands such as Thestreet.com, The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com, The Motley Fool and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance. Our investment index competitors include Morningstar, Dow Jones, Standard & Poor’s, The Financial Times and MSCI Barra, a public company majority owned by Morgan Stanley.

Many of our competitors are established and have far greater financial resources, more experience and larger staffs than do we.  Additionally, many have proven operating histories, which we lack.  We expect to face strong competition from both well-established companies and small independent companies.  Significant competitive factors in our market include: the quality, originality, timeliness, insightfulness and trustworthiness of our content, our ability to introduce products and services that keep pace with new investing trends, the ease of use of services developed and the effectiveness of our sales and marketing efforts.

Subsidiaries

We have two wholly owned subsidiaries; Fund.com Technologies Inc., and Fund.com Managed Products Inc.  Fund.com Managed Products Inc. has a wholly owned subsidiary, Fund.com Capital Inc.  We also have a 60% interest in AdvisorShares Investments LLC.

Employees

We currently have three key employees in the following capacities; Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. None of our key personnel is bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical location is intense. We cannot provide assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

Intellectual Property

We will rely on a combination of trademark, copyright and trade secret and laws in the United States and abroad as well as contractual provisions to protect our proprietary technology. We currently have trademarks registered in the United States for certain domain addresses which we own. and intend to file for trademarks in the future for our assets. We will rely on contractual provisions and copyright laws to protect source and the content of our intellectual property.

Governmental Regulation

We are an information services company and online advertising business. The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. We believe that our practices are in compliance with applicable laws.

Our activities may include, among other things, the offering of stand-alone services providing fund recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, we may in the future be required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940. Investment advisors are subject to Securities and Exchange Commission regulations covering all aspects of the operation of their business, including, among others:

• advertising,
• record-keeping,
• conduct of directors, officers and employees, and
• supervision of advisory activities.

Reports to Security Holders

The Company is a reporting company and files annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website www.fund.com free of charge, within a week after we file same with the SEC.

Risks Relating to Our Business and Industry

We are still in an early stage of development and have earned limited revenue to date.

We are a development-stage company. We have earned limited revenues to date and have supported our operations primarily through private equity investment. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses and delays frequently encountered in connection with a new business and the development of new products and new technology.

We have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

On January 15, 2008, we completed the Merger.  Since that time, operating and development expenses have been funded by cash on hand at January 15, 2008, private placements of equity sales and notes from existing shareholders.   We will require additional sources of capital to fund operating expenses until such time that the Company becomes profitable.  If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.  There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of a development-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. We cannot assure you that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. Our failure to do so would have an adverse effect on our business, financial condition and operating results.

 We will require substantial additional financing.

We will need to raise substantial additional capital to fund operations and grow our business. Our existing capital and future revenues are not expected to be sufficient to support the expenses of our operations.  We will require significant capital in order to accomplish our short-term goals.  For the past six months we have relied on loans and advances from IP Global, Inc., a privately owned intellectual property financing company, to provide us with working capital to pay our operating expenses.  Through April 30, 2009, we have borrowed an aggregate of $723,000 from this lending source.  Effective May 1, 2009, we entered into a $1.343 million line of credit agreement with IP Global under which we are permitted to receive loans of up to $1,343,000, less the $723,000 of prior advances through April 30, 2010; provided, that such additional advances are for approved corporate purposes.  In consideration for these advances, we have agreed to pay 9% interest on all advances (including the prior loans), granted the lender the right to convert our note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and are obligated to pay certain fees to the lender (see “Management’s Discussions and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report.  We may require additional working capital financing in the future, but may not be able to obtain additional financing on favorable terms or at all.  If we are unable to raise additional funds when needed, we may be unable to continue operating, fund our development and expansion, pursue more aggressive marketing programs, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and the price of our stock.

Potential Conflicts Of Interest

From time to time, we have entered into transactions with persons and entities deemed to be our affiliates, including entering into an agreement pertaining to a certificate of deposit with Global Bank of Commerce Limited, an affiliate of one of our shareholders (GBC Wealth Management Limited). In addition, if we consummate our proposed investment in National Holdings Corporation, we expect to enter into one or more financing agreements with a third party investor that is affiliated with one of our shareholders, or its affiliates. Notwithstanding these potential conflicts of interest, our board of directors believes that the terms of these transactions will be at least as favorable to us as we could have been obtained from unaffiliated parties.  There can be no assurance, however, that future conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to us.

The interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests.

Our executive officers and principal shareholders, collectively own or control approximately 35% of our Class A Common Stock (and approximately 94% of our voting power). In addition, Equities Media Acquisition Corp Inc., as holder of all of our outstanding Class B common stock, controls approximately 60% of our voting power and accordingly has voting control over our Company. Class B holders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. The Class B Common shareholder is able to control the outcome of shareholder votes, including votes concerning: amendments to our certificate of incorporation and by-laws; the approval of significant corporate transactions like a merger or sale of our assets; and control the election of our board of directors. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

Risks Related To The Investment Company Act Of 1940.

Although we do not believe that we are an investment company within the meaning of the Investment Company Act of 1940 (the “1940 Act”), if we are deemed to be an investment company under the 1940 Act because of our investment securities holdings, we must register as an investment company under the 1940 Act. The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies.   Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act.  If anything were to happen which would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

Substantially all of our assets are invested in an account with Global Bank of Commerce Limited, an Antigua Bank.

Substantially all of our capital, $20.0 million, has been invested in a three year non-cancellable certificate of deposit due and payable on November 8, 2010 with Global Bank of Commerce Limited , which is the parent of one of our shareholders (GBC Wealth Management Limited).  As a result, we have only limited liquidity for the foreseeable future, and will need to raise substantial additional capital to pursue our business.

Global Bank of Commerce Limited is an unrated bank located in Antigua. Accordingly, we have substantial credit risk and exposure arising from this holding and concentration of assets in one institution. Our financial condition is largely dependent on Global Bank of Commerce performing its obligations under the CD.  We believe that our $20.0 million deposit represents a significant portion of Global Bank of Commerce’s total deposits and net worth.  This deposit does not have the benefit of any governmental or third party insurance.  Global Bank of Commerce is not subject to the types of capital requirements and other regulations that apply to U.S. financial institutions.  Accordingly, there can be no assurance that Global Bank of Commerce has or will have the financial wherewithal to repay the CD on a timely basis, or all.

If Global Bank of Commerce were to go bankrupt or become insolvent, or otherwise fail to perform its obligations under the CD, our assets, financial condition, results of operations and cash flow would severely suffer as a result.  Moreover, Global Bank of Commerce Limited is located in Antigua and, as a result, it may be difficult or impossible for us to bring an action against Global Bank of Commerce Limited in the United States in the event that we believe that Global Bank of Commerce defaults on its obligations to us.  If Global Bank of Commerce defaults on the CD, we in any event may have no practical remedy. Our inability to enforce or obtain a remedy under our agreement with Global Bank of Commerce would severely damage our assets, financial condition and viability.

We may issue shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our certificate of incorporation permits our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval. All shares of the preferred stock remain available for issuance. Shares of our preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

We depend on the services of our executive officers, and a loss of any of these individuals may harm our business.

Our performance is substantially dependent upon the performance of our executive officers and, to a lesser extent, certain other employees. The familiarity of these key employees to their respective industries makes these employees especially critical to our success. The loss of the services of any of our executive officers or key employees may harm our business and the cost to replace such individuals may put a strain on our limited resources.

Our future is dependent on the successful development of the Company’s technology, products and services.

We are in the initial stages of the development of www.fund.com and there is no assurance that when development is finished www.fund.com will perform as expected.  Our ability to continue operations will depend on the success of our development and integration of supplemental leading edge technology, and there is no assurance that the development and integration will be successful.

The market acceptance of a new investment content provider is uncertain.

Even if we are successful in the development of our technology, our success will depend upon the acceptance of our product by the general public. Insufficient market acceptance of our product would have a material adverse effect on our business, financial condition and results of operations. We anticipate a significant portion of our revenue to come from selling leads to mutual funds and investment brokers. Funds and brokers may not want to pay for these leads.

We will need to expand our skilled personnel and retain those personnel that we do hire.

We will be required to hire and retain skilled employees at all levels of our operations in a market where such qualified employees are in high demand and are subject to receiving competing offers.  The inability to hire needed employees on a timely basis and/or the inability to retain those that we do hire could have a material adverse effect on our ability to meet the schedule of our strategic plan.

We will need to successfully manage our growth, which we expect to be significant for the foreseeable future.

We plan on growing at a rapid pace, which will require, in part, the constant addition of new personnel in all areas of our operations.  Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, reporting and financial resources.  We have taken preliminary steps to put in place the necessary legal, accounting, human resource management and other relationships and tools to enable us to deal with this growth more efficiently.  However, there is no assurance that we will be able to successfully manage this rapid growth.

We must reach agreements with third parties to supply us with the hardware, software and infrastructure necessary to provide our services, and the loss of access to this hardware, software or infrastructure or any decline or obsolescence in functionality could cause our customers’ businesses to suffer, which, in turn, could decrease our revenues and increase our costs.

We have certain contemplated strategic vendor relationships that will be critical to our strategy.  We cannot assure you that these relationships can be obtained or maintained on terms favorable to us or at all.  Our success depends substantially on obtaining relationships with strategic partners, such as search engine technology developers, community polling software providers and outsourced software programmers.  If we are unable to obtain or maintain our relationship with strategic partners, our business, prospects, financial condition and results of operations will be materially adversely affected.

We may be impacted by general economic conditions, which would negatively affect our business.

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year, and that trend appears to be continuing into 2009. We have observed dramatic declines in the asset levels of the investing public which includes the 401(K) participate market. The housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry.

The rates we charge for our services may decline over time, which would reduce our revenues and adversely affect our profitability.

As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenues and gross margin.  If we are unable to sell our services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow and our business and financial results will suffer.

The market for web investment content is competitive.

Our proposed products and services will compete with products and services offered by numerous other entities.  Because we currently have no patented technology that would bar competitors from our market, and other barriers to entry in our market are relatively low, new competitors could enter our market at any time in the future.

We believe that our primary competitors include:

•	web sites offering investment information together with other related services, such as wsj.com, forbes.com, smartmoney.com, marketwatch.com, thestreet.com, cnbc.com, fool.com and Morningstar.com;

•	general purpose consumer web sites such as Google and Yahoo! that also offer financial investment content on their sites; and

•	traditional print media such as newspapers and magazines.

Many of our existing and potential competitors have longer operating histories in the internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements may increase our competitors’ ability to address customer needs with their product and service offerings. We believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

If we are unable to develop our web services and content, our business will suffer.

To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our web site. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our web site could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. We have not completed development and testing of certain of our proposed web site features. If we fail to develop and introduce or acquire these features or other new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new internet technologies, or in order to do so, we may incur substantial expenses.

Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on our business.

We expect to derive reasonable revenue in the foreseeable future through the sale of advertising space and hyperlinks on our web site. Any factors that limit the amount advertisers are willing to spend on advertising on our web site could have a material adverse effect on our business. These factors may include:

●  a lack of standards for measuring web site traffic or effectiveness of web site advertising;

●  a lack of established pricing models for internet advertising;

●  the failure of traditional media advertisers to adopt internet advertising;

●  the introduction of alternative advertising sources; and

●  a lack of significant growth in web site traffic.

Continuing to demonstrate the effectiveness of advertising on our web site is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through internet advertising. A number of different pricing models are used to sell advertising on the internet. Pricing models are typically either CPM-based (cost per thousand impressions) or performance-based. We utilize the CPM-based model, which is based upon the number of advertisement impressions, and the performance-based, or cost-per-click (“CPC”), model, which generates revenue based on each individual click on a particular advertisement. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which we anticipate to be one of our primary sources of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of internet advertising and pricing models, our business could be adversely affected.

If we fail to detect click-through fraud or unscrupulous advertisers, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to us. Clickthrough fraud occurs when a person clicks on an ad displayed on our web site in order to generate revenue to us and to increase the cost for the advertiser. If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. In addition, if fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers.

We are also exposed to the risk that advertisers who advertise on our website will advertise interest rates on a variety of financial products that they do not intend to honor. Such “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer a better interest rate.

Both “bait and switch” and click-through fraud would negatively affect our profitability, and could hurt our reputation and our brand. This could lead advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

We face government regulation and legal uncertainties, which could increase our costs or limit our business opportunities.

The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be a violation of applicable laws, regulations or policies, we could be penalized and our activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, and lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

Our activities may include, among other things, the offering of stand-alone services providing fund recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, we may in the future be required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect our business, results of operations and financial condition. Investment advisors are subject to Securities and Exchange Commission regulations covering all aspects of the operation of their business, including, among others:

• advertising,
• record-keeping,
• conduct of directors, officers and employees, and
• supervision of advisory activities.

Violations of the regulations governing the actions of investment advisors may result in the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of us, our officers, or our employees from the securities business. Our ability to comply with all applicable securities laws and rules is largely dependent on our establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as our ability to attract and retain qualified compliance personnel. Because we operate in an industry subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on our business, results of operations and financial condition.

Our assets will include intellectual property (such as domain names).  Under accounting rules, we will be required to value these assets on an annual basis.  It is possible that the value of the assets may be impaired.

We may not be able to protect the web site address that is important to our business.

Our web site address, or domain name, is important to our business.  The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” and “.org.”  It is also possible that the requirements for holding a domain name could change.  Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business.  It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

Government regulations and legal uncertainties could affect the growth of the internet.

A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the internet, including online content, user privacy, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied to the internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the internet, which could in turn decrease the usage and demand for our services or increase our cost of doing business.

Some local telephone carriers have asserted that the increasing popularity and use of the internet have burdened the existing telecommunications infrastructure, and that many areas with high internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on internet service providers and online service providers. If access fees are imposed, the costs of communicating on the internet could increase substantially, potentially slowing the increasing use of the internet. This could in turn decrease demand for our services or increase our cost of doing business.

Taxation of internet transactions could slow the use of the internet.

The tax treatment of the internet and electronic commerce is currently unsettled.  A number of proposals have been made at the federal, state and local level and by various foreign governments to impose taxes on the sale of goods and services and other internet activities.  The internet Tax Information Act places a three-year moratorium on new state and local taxes on internet commerce.  However, future laws may impose taxes or other regulations on internet commerce, which could substantially impair the growth of electronic commerce.

We depend on continued improvements to our computer network and the infrastructure of the internet.

Any failure of our computer systems that causes interruption or slower response time of our website or services could result in a smaller number of users of our website.  If sustained or repeated, these performance issues could reduce the attractiveness of our website to consumers and our products and services to investment professionals and internet advertisers.  Increases in the volume of our website traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures.  This would cause the number of search inquiries, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty.  We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

The recent growth in internet traffic has caused frequent periods of decreased performance. Our ability to increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the internet. Consequently, the emergence and growth of the market for our services is dependent on the performance of and future improvements to the internet.

Our internal network infrastructure could be disrupted.

Our operations will depend upon our ability to maintain and protect our computer systems.  Our systems, when they are operational will be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events.

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. A hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services.  We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers.  We also may not have a timely remedy against a hacker who is able to penetrate our network security.  In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

We could face liability for information on our website and for products and services sold over the internet.

We will provide third-party content on our website.  We could be exposed to liability with respect to this third-party information.  Persons might assert, among other things, that, by directly or indirectly providing links to websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those websites.  They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

We may enter into agreements with other companies under which we share with these other companies’ revenues resulting from the purchase of services through direct links to or from our web site.  These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves.  We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.  Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.  Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

Acquisitions that we may undertake will involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

Our strategy includes expanding our assets and operations through combinations or acquisitions.  Integrating newly-acquired businesses is expensive and time consuming.  Combinations and acquisitions involve inherent risks, such as:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, acquisition or other transaction candidates;

•	the potential of key management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from a combination or acquisition;

•	problems that could arise from the integration of the acquired business or assets; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the combination or acquisition.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from any combination or acquisition or could result in unexpected liabilities.

Risks Related to Exchange Traded Funds

General Risks

Exchange traded funds are subject to a number of risks that may affect the value of its shares. The value of an investment in the ETF is based on the performance of the Underlying ETFs in which it invests and the allocation of its assets among those Underlying ETFs.  The key risks of an investment in an ETF include the key risks of investing in the Underlying ETFs.  The EFTs share price will fluctuate.  An investor could lose money on his or its investment and the particular ETF invested in Fund could also return less than other investments:

•                  If the securities market as a whole goes down;
•                  If any of the Underlying ETFs in the portfolio do not increase in value as expected;
•                  If interest rates go up, causing the value of debt securities held by an Underlying ETF to decline;
•                  If the issuer of a debt security is unable to make timely payments of principal or interest when due;
•                  If returns from the types of securities in which an Underlying ETF invests underperform returns from the various general securities markets or different asset classes;
•                  Because investments in foreign securities may have more frequent and larger price changes than U.S. securities and may lose value due to changes in currency exchange rates and other factors;
•                  Because an Underlying ETF may, at various times, concentrate in the securities of a particular industry, group of industries, or sector, and when a fund is overweighted in an industry, group of industries, or sector, it may be more sensitive to any single economic, business, political, or regulatory occurrence than a fund that is not overweighted in an industry, group of industries, or sector;
•                  Because the market value of exchange-traded fund shares may differ from their net asset value as a result of market supply and demand, the shares may trade at a premium or discount;
•                  If the sub-advisor’s asset allocation decisions do not anticipate market trends successfully; and
•                 As with any fund, there is no guaranty that an ETF will achieve its goals.

Additional Risks of ETFs

Liquidity Risk – Trading in shares may be halted because of market conditions or for reasons that, in the view of the Exchange, make trading in shares inadvisable. In addition, trading in shares is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules. There can be no assurance that the requirements necessary to maintain the listing of the shares of the Funds will continue to be met or will remain unchanged.

Trading Risk – Shares may trade below their NAV. The NAV of shares will fluctuate with changes in the market value of the Fund’s holdings. The trading prices of shares will fluctuate in accordance with changes in NAV as well as market supply and demand. However, given that shares can be created and redeemed only in Creation Units at NAV (unlike shares of many closed-end mutual funds, which frequently trade at appreciable discounts from, and sometimes premiums to, their NAVs), the Advisor does not believe that large discounts or premiums to NAV will exist for extended periods of time.

Early Closing Risk – The normal close of trading of securities listed on Nasdaq and the NYSE is 4:00 p.m., Eastern Time. Unanticipated early closings of securities exchanges and other financial markets may result in the Fund’s or an Underlying ETF’s inability to buy or sell securities or other financial instruments on that day.  If an exchange or market closes early on a day when the Fund or an Underlying ETF needs to execute a high volume of trades late in a trading day, the Fund or an Underlying ETF might incur substantial trading losses.

Equity Risk – The equity markets are volatile, and the value of the ETFs’ equity securities, may fluctuate significantly from day to day.  This volatility may cause the value of your investment in the Fund to decrease.

Fixed Income Risk – An ETF’s investment in fixed income securities will change in value in response to interest rate changes and other factors, such as the perception of the issuer’s creditworthiness.  For example, the value of fixed income securities will generally decrease when interest rates rise, which may cause the value of an ETF to decrease. In addition, an EFT’s investment in fixed income securities with longer maturities will fluctuate more in response to interest rate changes.

Foreign Currency Risk – An ETF may hold securities denominated in foreign currency.  The value of securities denominated in foreign currencies can change when foreign currencies strengthen or weaken relative to the U.S. Dollar. These currency movements may negatively impact the value of an ETF security even when there is no change in the value of the security in the issuer’s home country.

Foreign Securities Risk – An ETF’s investments in securities of foreign companies can be more volatile than investments in U.S. companies. Diplomatic, political, or economic developments could adversely affect investment in foreign countries. Foreign companies generally are not subject to accounting, auditing, and financial reporting standards comparable to those applicable to U.S. companies.

Risks Related to Our Common Stock

Because we became public through a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with us becoming public through a reverse merger. For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to Securities and Exchange Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

We may engage in additional financing that could lead to dilution of existing stockholders.

We have relied on both equity and debt financing to carry on our business to date, which has consisted primarily of development, the negotiation of strategic alliances and marketing activities. Any future financings by us may result in substantial dilution of the holdings of existing stockholders and could have a negative impact on the market price of our common stock. Furthermore, we cannot assure you that such future financings will be possible.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may be required to record a significant charge to earnings if our intangible assets become impaired

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, among others, material changes in the actual activity level for our domain name as compared to original expectation and recent transactions with respect to domain names acquired.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of intangible assets is determined. This could adversely impact our results of operations.

Item 2.     Description of Property.

Our current corporate headquarters are located at 14 Wall Street, 20th floor, New York, NY, 10005.  As of December 31, 2008, the Company does not own or maintain any property plant or equipment of any material nature.  The corporate headquarters were leased on a contractual basis through March 31, 2009 and are now maintained on a month to month basis.

Item 3.     Legal Proceedings.

At December 31, 2008, there were no legal actions pending against us, or any subsidiary, or of which our property, or the property of any subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

AdvisorShares is currently not involved in any legal proceedings.  However, AdvisorShares' CEO, who is separately a part owner ("Member") of Arrow Investment Advisors, LLC. ("Arrow"), is currently a party to an arbitration with other Members of Arrow who have asserted an ownership claim regarding the CEO's ownership interest in AdvisorShares.  If the other Members of Arrow prevail on their claims, this could impact the amount of ownership AdvisorShares’ CEO indirectly holds in AdvisorShares.  In addition, if Arrow prevails, Arrow could assert claims that the Purchase and Contribution Agreement was inappropriately executed and seek to nullify the obligations associated with that agreement.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the 2008 fiscal year, including the fourth quarter of the 2008 covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Our Common Stock is currently quoted on the OTCBB under the symbol “FNDM” and began trading January 19, 2008. There is a limited trading market for our Common Stock.  The closing sale prices in the table reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

	High	Low

First quarter 2008 (January 1, 2008 - March 31, 2008)	$4.25	$3.90
Second quarter 2008 (April 1, 2008 - June 30, 2008)	$3.25	$3.01
Third quarter 2008 (July 1, 2008 - September 30, 2008)	$4.00	$3.25
Fourth quarter 2008 (October 1, 2008 - December 31, 2008)	$3.00	$2.90

Holders

As of May 5, 2009, we had approximately 401 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 27, 2007, our Board of Directors approved the Company’s 2007 Stock Incentive Plan for the issuance of up to 5,055,000 shares of our common stock.  The plan was approved by our stockholders on December 27, 2007.   We intend to make all of our equity-based awards on a going-forward basis under the stock incentive plan. The purpose of our stock incentive plan is to attract, retain and motivate officers and other key employees and to provide these persons with incentives and rewards for superior performance and contribution.

The plan is administered by the Board of Directors, however the board may delegate any or all of its administrative functions to one or more committees. The board may select plan participants and authorize grants.  The award agreements issued under the stock incentive plan list the exercise price, the conditions and restrictions that must be satisfied for an individual to vest in an award and the term of the award.  The terms of the award agreements may differ from participant to participant, and the board has discretion to accelerate vesting in the event of a change in control or other events.

The board may amend, suspend, or terminate the 2007 Stock Incentive Plan at any time and for any reason. If not terminated earlier, the plan will automatically terminate on December 27, 2017.

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	5,055,000	3.06	none
Equity compensation plans not approved by security holders	704,111	3.25	none
Total	5,759,111	3.08	none

Recent Sales of Unregistered Securities

In connection with a financing we closed on July 7, 2009 and August 21, 2009, we issued 475,000 shares of our common stock to one investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Explanatory Note

Management’s Discussion and Analysis or Plan of Operation contains various forward-looking statements which consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

In the quarter ending December 31, 2007, we completed the sale of equity securities totaling aggregate gross proceeds of $30,700,000. The proceeds were used to execute the initial phase of our business plan, which included the acquisition of certain intellectual property consisting primarily of our domain names and also funding our wholly-owned subsidiary, Fund.com Capital Inc.

We capitalized Fund.com Capital Inc. with $20,000,000 from proceeds generated from our equity placements.  On November 9, 2007, Fund.com Capital entered into a $20,000,000 certificate of deposit with an Antigua bank, the Global Bank of Commerce, which is an affiliate of one of our stockholders (GBC Wealth Management Limited).  The deposit is credited with earned interest at 5% per annum for the term of three years and is all due and payable at the end of the term.   Subject to receipt of any necessary approvals (including the approval of Global Bank of Commerce, which approval could be withheld in its sole discretion), we may seek to use all or a portion of this $20,000,000 to fund one or more control investments.

We believe that a structured product that is benchmarked to an index published by EQUITIES Magazine, would provide important statistical and investment data.  We believe that this data could be useful in further developing our business plan  This track record may assist Fund.com Capital Inc. in the future should Fund.com Capital Inc. seek to develop a registered investment product available for sale to third parties.  No decision has been taken to develop such a product or to register same with the Securities and Exchange Commission.

Our plan of operations may also consist of licensing our content to third parties. This content may include proprietary indexes as well as service marks and trademarks. Third party product providers, like banks and asset management companies, license a range of indexes, such as the Russell 2000 from the Frank Russell Companies or the S&P 500 from Standard and Poors/McGraw Hill. We may have similar business arrangements to license indexes in return for the payment of licensing fees.

In addition to our fund product development and publishing business, our plan of operation is to invest in the further development of our websites. This will include certain capital expenditures for technology, content and database management, including certain online advertising systems and affiliate marketing systems that management believes will assist in executing our customer acquisition business plan. Our websites are anticipated to evolve over time as we introduce new content and features and generally seek to improve the customer experience and to improve the lead generating efficiency of the websites, consistent with our business plan. In addition to databases created from parties registering at our websites, we also intend to expand our access to targeted databases of investors that may be interested in our services or our advertising clients’ services. This is anticipated to include certain joint ventures currently in negotiations and certain database acquisitions. Our website was launched in March 2009 with the full planned feature set accessible at www.fund.com. On August 20, 2008 we negotiated an advertising arrangement with a third-party vendor, Investor Channel, that sells our advertising inventory to potential clients for content and sponsorship deals. We anticipate that it will cost approximately $200,000 to continue the development and enhancement of www.fund.com with new quarterly releases. Marketing costs will be approximately $250,000.

Our other website, www.accreditedinvestor.com is in the planning phase and it is expected to cost $500,000 in development and license fees.  No release date has been established.

We have outsourced our technology to operate our online network and supporting systems on servers at a secure third-party co-location facility in the Colorado area. This third-party facility is manned, and our infrastructure and network connectivity monitored continuously, on a 24 hour a day, 365 day a year basis. This facility is powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The vast majority of the information presented on www.fund.com, including backend databases that serve and store information, will be stored in and delivered from server farms.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that revenues earned from lead generation will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the development of www.fund.com and marketing efforts, which may also include bank borrowing, or a private placement of securities. However, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

Upon our inception we issued an aggregate of 18,700,000 (not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock) shares of our common stock, par value $0.0001 per share, to seven investors, three of whom were co-founders of the Company.  The shares were valued at $0.0001 per share.  These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.  In November 2007, we issued an aggregate of 10,350,000 (not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock) shares of our common stock to eight accredited investors in a private placement.  The shares were valued at $2.00 per share and received gross proceeds of $20,700,000.  On November 5, 2007, we sold 5,000,000 (not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock) shares of our common stock and 2,500,000 (not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock) shares of our Series A Preferred Stock to an accredited investor and received gross proceeds of $10,000,000.  Substantially all of the proceeds of the Series A Preferred Stock transaction were used to acquire the domain name www.fund.com.

Prior to the Merger and not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock, Fund.com had authorized a total 110,000,000 shares, of which 105,000,000 were authorized as common stock and 5,000,000 shares were authorized as Preferred Stock and 2,500,000 shares of the Preferred Stock were designated as Series A Preferred Stock.  Following the Merger, we had authorized a total of 110,000,000 shares of common stock, par value $0.001 per share, of which 100,000,000 shares were authorized as Class A Common Stock, 10,000,000 shares were authorized as Class B Common Stock.  In addition, 10,000,000 shares were authorized as Preferred Stock.  Following the Merger, 43,612,335 shares of Class A Common Stock were outstanding, 6,387,665 shares of Class B Common Stock were outstanding and no shares of Preferred Stock were outstanding.

We anticipate that our cash requirements for the next 12 months for expenses related to infrastructure and business development should be approximately $1,000,000.  We believe proceeds from the sale of both equity and debt instruments will be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next few months.  However, their can be no assurance that the sale of equity or notes will take place.  To the extent that we do not generate sufficient revenues, we will be forced to reduce our expenses and/or seek additional financing.  As of May 5, 2009 there were no commitments for long-term capital expenditures.

Recent Debt Financing

For the past six months we have relied on loans and advances from IP Global, Investors LTD., a privately owned intellectual property financing company, to provide us with working capital to pay our operating expenses.  Through April 30, 2009, we have borrowed an aggregate of $723,000 from this lending source.  Effective May 1, 2009, we entered into a one year $1.343 million line of credit agreement with IP Global under which we are permitted to receive loans of up to $1,343,000, less the $723,000 of prior advances, through April 30, 2009; provided, that such additional advances are for approved corporate purposes.  In consideration for these advances, we have agreed to pay 9% interest on all approved advances (including the prior loans), granted the lender the right to convert our note into shares of our Class A Common Stock at a conversion price equal to $0.60 per share (subject to certain adjustments, including weighted average anti-dilution adjustments) and are obligated to pay certain fees to the lender in certain circumstances.  Such fees include a $16,500 per month loan servicing fee which accrues and is payable on the maturity date of the note, and a CD release fee (to be paid if the lender arranges for an early payment on our CD with Global Bank of Commerce that matures November 2010 on terms satisfactory to us), payable in shares of our class A common stock determined by dividing $1,343,000 by the Conversion Price then in effect.

In addition to the note and fees, under the terms of our loan agreement, we agreed to issue to the lender a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments).

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Description of Property.

Our corporate headquarters are located at 14 Wall Street, 20th floor, New York, NY, 10005.

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

Results from Operations

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007

Revenues

Due to the Company being in the developmental stage, it had no revenues for either the year ended December 31, 2008 or December 31, 2007.

Total Expenses

There was no cost of revenue for the year ended December 31, 2008 or the year ended December 31, 2007.

Operating expense includes payroll, office expenses, travel and entertainment, consulting fees, stock option expense and professional fees. For the year ended December 31, 2008 operating expense was $4,551,545 compared to $387,781 in operating expense for the same period in 2007, an increase of $4,163,764. The increase is attributable to a full year of operation in 2008 and implementation of the development plan for the Company.

Interest Income

Interest income was primarily received from the $20 million Certificate of Deposit. Interest income for the year ended December 31, 2008 was $1,001,021 and for the year ended December 31, 2007, $138,461. The increase was directly attributable to the length of time that the Company had the Certificate of Deposit in place.

Net Loss

We had a net loss of $3,472,250 for the year ended December 31, 2008 as compared to a net loss of $219,700 for the year ended December 31, 2007.  This is primarily due to the increase in operating expense related to a full year of development partially offset by a full year of interest income.

Liquidity and Capital Resources

We have historically satisfied our cash requirements through issuance of common stock for cash and notes payable. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organization. As of December 31, 2008, we had cash of $158,083.

Current assets as of December 31, 2008 were $158,083, which consisted principally of cash. Total current liabilities as of December 31, 2008 were $1,551,790 which consisted of accounts and notes payable and advances from a shareholder.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company currently has no such plans and does anticipate that its adoption of SFAS No 132(R) will have an impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company currently does not have such instruments and does not anticipate that its adoption of EITF 07-5 will have an impact on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principle

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The Company has adopted SFAS 162.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company currently has not such instruments and does not  anticipate that its adoption of SFAS 161 will have an impact on its consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted at the Company’s inception and did not have a material impact on its consolidated results of operations and financial condition.

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

Item 7.    Financial Statements.

The financial statements required by this Item appear following Item 15 of this Report and are incorporated herein by reference.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 4, 2008, on the recommendation of the Audit Committee, the Board of Directors of the Company dismissed Gately & Associates, LLC as the Company’s independent registered public accountants for any reporting period subsequent to December 31, 2007.  Gately & Associates, LLC reports on the financial statements for the preceding two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.  There were no disagreements with Gately & Associates, LLC on matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements or reportable events would require specific disclosure as required by Item 304 of Regulation S-K.

We provided Gately & Associates with a copy of the disclosures in this Report and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Gately & Associates agrees with the statements in this Item 8. Gately & Associates informed us that no such letter is necessary.

On March 4, 2008, on the recommendation of the Audit Committee, the Board of Directors approved the engagement of Jewett, Schwartz, Wolfe & Associates to be the Company’s independent registered public accountants going forward.  We did not consult Jewett, Schwartz, Wolfe & Associates regarding the filing of Form 10-KSB for the period ending December 31, 2007, nor regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Jewett, Schwartz, Wolfe & Associates that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures, and (ii) our internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer and Chief Financial Officer; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of the our Disclosure Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance  that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

Board of Directors of Fund.com Inc:

The Management of Fund.com Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, Fund.Com Inc. maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Fund.com Inc.

Gregory Webster, CEO
Michael Hlavsa, CFO

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of May 5, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until a successor is elected and qualified or until their earlier resignation or removal. To date we have not had an annual meeting. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

In connection with the Merger that closed on January 15, 2008, Ms. Rahman resigned as our sole director and officer and the persons listed in the table below became our officers and directors.  As of January 16, 2008, Mr. Klaus replaced Ms. Rahman as our acting Chief Executive Officer and served as such until February 1, 2008.  On February 1, 2008 Mr. Lang replaced Mr. Klaus as our Chief Executive Officer.  On August 6, 2008, Mr. Webster was appointed as our Chief Executive Officer and ceased acting as our President.  In connection therewith, Mr. Lang was appointed as our President and ceased acting as our Chief Executive Officer.

As of January 31, 2009, Mr. Rennick resigned as our Executive Vice President.

On February 17, 2009, the Company accepted Raymond Lang’s resignation as one of the Company’s board members and as the Company’s President, effective as of February 12, 2009; he also resigned from his positions with the Company’s subsidiaries. Mr. Lang did not resign in connection with any disagreement with the Company or its management.

Effective February 20, 2009, Michael Hlavsa and Darren Rennick also resigned from the Board of Directors, but Mr. Hlavsa is maintaining his position as our Chief Financial Officer.  Neither Mr. Hlavsa nor Mr. Rennick resigned from the Board of Directors in connection with any disagreement with the Company or its management.  In conjunction with the resignations of Messrs Lang, Hlavsa and Rennick, the Board will decrease its size from nine members to six members.  The Board believes that this reduction in size is appropriate to reflect the corporate governance responsibilities and obligations of the Company.

Name	Age	Position
Daniel Klaus	35	Chairman

Michael Hlavsa	55	Chief Financial Officer

Lucas Mann	29	Chief Marketing Officer and Director

Gregory Webster	48	Chief Executive Officer, Director

Philip Gentile	56	Chief Operating Officer and Executive Vice President

Ivar Eilertsen	51	Independent Director

Raul Biancardi	46	Independent Director / Chairman Audit and Compensation Committee

Keith Laslop	37	Independent Director

Daniel Klaus – Chairman and Director

Mr. Klaus served as our acting Chief Executive Officer from formation to February 2008, our Chairman since that time and as our Director since October 2007.  Mr. Klaus is an entrepreneur and investor in new media companies, including Internet-based media companies. From April 2006 to the present Mr. Klaus has served as Chief Executive Officer of the online media company Music Nation, Inc. a company he co-founded and has lead through three rounds of institutional debt and equity financings. Mr. Klaus has served on the board of directors of Music Nation since July 2006.  From June 2006 to January 2006 Mr. Klaus served as Managing Director of SoundBank, a special opportunities fund formed in partnership with Cheyne Capital.  Since 2001, Mr. Klaus has been the Chief Executive Officer and Founder of Fabric Group, LLC a media advisory firm with such clients as Goldman Sachs, Cheyne Capital, Bertelsmann, Yahoo! Inc., Music Match and Sony Pictures. Prior to 2001, Mr. Klaus launched BrandFarm, an on-line incubator. In 2007, Mr. Klaus was named as one of the top 100 Internet executives in New York by Silicon Alley, a leading Internet publication.

Michael Hlavsa – Chief Financial Officer

Mr. Hlavsa has served as our Chief Financial Officer and as a Director since November 2007 until February 2009.  Mr. Hlavsa is both a Certified Public Accountant and a Certified Internal Auditor.  From its inception in March 2007, Mr. Hlavsa has served as the Chief Financial Officer and continues as a Director of Asia Special Situation Acquisition Corp., a blank check company.  From October 2004 to the present, Mr. Hlavsa has been the principal owner of Signature Gaming Management LLC, a consulting firm specializing in advising emerging companies engaged in gaming operations.

From November 2007 until February 2008, Mr. Hlavsa served as the Interim Chief Financial Officer of the Kiowa Casino Operating Authority, a Native American entity and was responsible for the financial aspects of the casino and for leading the restructuring of $93 million in debt.  From February 2005 to August 2005 Mr. Hlavsa served as chief executive officer for Titan Cruise Lines, which operated a casino on a 2,000 passenger ship with high speed shuttles. From July 2001 to October 2004, Mr. Hlavsa was the Chief Executive Officer of SunCruz Casinos, the largest day cruise gaming company in the United States. From 1997 to 2000, Mr. Hlavsa was Managing Partner at Casino Princesa in Miami, Florida where he was responsible for the development and operation of a large mega-yacht gaming vessel. From 1993 to 1997, he served as Chief Financial Officer and also Vice President, Midwest Region, for Lady Luck Gaming Corporation, a publicly traded company. From 1991 to 1993, Mr. Hlavsa was the Vice President of Finance and Administration for the Sands Hotel and Casino in Las Vegas, Nevada. His first 12 years of gaming experience was in Atlantic City, New Jersey in various audit and finance positions with well-established gaming companies such as Caesars, Tropicana and Trump Plaza. He received a bachelor of science degree from Canisius College in Buffalo, New York in 1975.

Lucas Mann – Chief Marketing Officer .and Director

Mr. Mann has served as our Chief Marketing Officer and as our Director since October 2007. Mr. Mann served as Chief Marketing Officer and Co-Founder of online media company, Music Nation, from May 2006 to present. Previously, from 2004 to 2006 Mr. Mann served as president of Clique Inc./Sparkart LLC, a Silicon Valley-based new media company. While at Clique, Inc., Mr. Mann focused on monetizing intellectual property via the creation of brand extensions such as websites, fanclubs, merchandise and new technologies for entertainment companies like Universal Music Group and Warner Music Group. Additionally, Mr. Mann founded Mann Media Partners, a Los Angeles-based consultancy firm, developed new entertainment product distribution strategies and offered brand and design consulting for clients including Warner Bros. Records, EMI, and Major League Baseball athletes, among others.  During 2002 and 2003, Mr. Mann split time between Warner Bros. Records, developing and executing marketing plans for some of the worlds best knows musical acts, and his own management company, handling all aspects of the career of several successful artists.

Gregory Webster - Chief Executive Officer and Director

Mr. Webster brings over 20 years of management experience throughout the financial services, brokerage and insurance industries, including extensive global wealth leadership experience.

Prior to his current position at Fund.com, Mr. Webster was the President and CEO of HSBC Brokerage (USA) Inc., one of the largest banks in the world, where he was responsible for approximately $32.5 billion of client assets. Mr. Webster additionally held a seat on the Board of HSBC Asset Management (Americas) and served as Head of Securities of HSBC North America. In the latter role, Mr. Webster served on the board of directors and oversaw all the wealth management advisory services of HSBC Securities (Canada) Inc. and Merrill-Lynch HSBC (Canada) Inc., and was responsible for trading and execution services for HSBC subsidiaries and international affiliates.

Before joining HSBC in 2000, Mr. Webster led the Guardian Life Insurance Company in the formation and SEC Registration of a newly formed broker/dealer, Park Avenue Securities, LLC. Mr. Webster served as President of Park Avenue Securities, where he managed the securities operations and the distribution of wealth management and insurance products through a field force of approximately 4,000 registered representatives across the country. Prior to Park Avenue, Mr. Webster was the Chief Operating Officer for NYLIFE Securities, Inc., a subsidiary of New York Life Insurance Company, where he managed the wealth management proposition for approximately 8,000 registered representatives nationally. Mr. Webster was previously a Director of Private Client Services at Dreyfus Service Corporation, a subsidiary of Mellon Bank.  Mr. Webster received his B.S. in Marketing from the School of Business from Arizona State University, and a Masters Degree in Business Administration in Finance from Long Island University

Philip Gentile - Chief Operating Officer and Executive Vice President

Mr. Gentile has over twenty-five years of experience in the financial services and securities industry. Prior to joining Fund.com, he served in Morgan Stanley’s Global Wealth Management Group as Vice President of Vendor Management Office, where he managed the bank’s technology and operations vendors. Prior to Morgan Stanley, Mr. Gentile was Vice President of Business Operations at Standard & Poor's, Inc., a subsidiary of McGraw-Hill. In addition to working at top-tier financial firms, Mr. Gentile has also owned and operated his own businesses, including CyberVestors where he developed a marketing newsletter for a small brokerage firm utilizing Earnings Surprise as a method of identifying investment opportunities for individual investors. Prior to that, Mr. Gentile was a Senior Vice President and co-founder of Global Information Technologies, a re-distributor of online financial services to brokerage and money management firms who provided aggregation, research and reporting on equities. He began his career as Vice President of Equity Research for Shearson Lehman Brothers, where he managed product development for an institutional service, FINSTAT, which provided research, analysis, back-testing and reporting for equities and mutual funds. Mr. Gentile received his B.S. in Quantitative Analysis and Economics from Manhattan College , and subsequently attended Pace University's MBA Finance Program.

Raul Biancardi - Independent Director / Chairman Audit and Compensation Committee

Mr. Biancardi’s career in finance began in 1993 at Morgan Stanley International. He moved to Deutsche Bank as Head of Emerging Markets Equities, and to Lehman Brothers International in 1998, where he served for six years in positions including Head of Fixed Income Prime Brokerage (Europe) and Head of Wealth and Asset Management for Europe/Middle East/Africa. He is currently a senior manager at a leading middle eastern bank. Mr. Biancardi holds a Masters Degree in Business Administration from Westminster University in London, and Bachelors Degree in English from Tulane University.

Ivar Eilertsen - Independent Director / Audit and  Compensation Committee

Mr. Eilertsen has served since 2006 as the Founding Partner of Harbor Capital Technologies, LLC, a boutique advisory firm focused on financial technology. Prior to founding Harbor Capital, Mr. Eilertsen served as Managing Director and Senior Vice President, Global Accounts for Thomson Financial. Prior to joining Thomson, Mr. Eilertsen served in senior management roles at ADP Brokerage Services Group (now Broadridge), and was CEO, Americas and General Manager of ADP Wilco. Mr. Eilertsen holds a Bachelor of Science Degree from the University of Oslo, Norway.

Keith Laslop - Independent Director/Audit and Compensation Committee

Mr. Laslop has served as a Fund.com board member since May 2008.  Previously, Mr. Laslop served as the President of Prolexic Technologies, Inc., a managed security service provider, where he recruited and shaped a new senior management team, as well as put in place sales and marketing strategies that grew revenues nine-fold over three years and realized EBIT margins over 20%. Mr. Laslop sold Prolexic in 2008 for an average shareholder ROI of 5X.  From September 2001 to April 2004, Mr. Laslop served as the Chief Financial Officer and Commercial Director of Elixir Studios Ltd., a London-based interactive entertainment software developer, where he was responsible for originating and negotiating new development contracts, as well as managing the financial performance of and fund-raisings for the company. While at Elixir, Mr. Laslop brought the company to profitability for the first time in its five year history by securing multi-million dollar development contracts and secured three rounds of equity and debt financing. Mr. Laslop earned a Business Administration degree (Honors) from the University of Western Ontario and is a Chartered Accountant and Chartered Financial Analyst.  Mr. Laslop has been interviewed by/quoted in National Public Radio, Wired Magazine, IT Week and other media.

Involvement in Certain Legal Proceedings

At December 31, 2008, no officer or director of the Company: (1) had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) had been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) had been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on Management’s review of copies of such reports, and without conducting any independent investigation of our own, we believe that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Daniel Klaus	1	1	3 (1)
Michael Hlavsa	1	1	3 (1)
Lucas Mann	1	1	3 (1)
Greg Webster	1	1	3 (1)
Ivar Eilertsen	1	1	3 (1)
Raul Biancardi	1	1	3 (1)
Keith Laslop	1	1	3 (1)

1.	This Form 3 was due to be filed with the SEC upon such person becoming one of our executive officers or directors.

Code of Ethics

In June 2008, the Company adopted a Code of Ethics and Business Conduct.  This Code provides rules and procedures to help the Company’s employees, officers and directors recognize and respond to situations that present ethical issues.  This Code applies to all of our employees, officers and directors, wherever they are located and whether they work for the Company on a full or part-time basis.  Compliance with this code is mandatory and those who violate the standards in this Code will be subject to disciplinary action.

Corporate Governance and Director Independence

During fiscal 2008 through the present, we were not and are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent however, the board of directors applies the requirements for   “independent directors” as defined in the rules and regulations of the NYSE AMEX (formerly known as the American Stock Exchange).  The Company’s board of directors determined that Messrs. Biancardi, Eilertsen and Laslop are independent.

Board Committees

In June 2008, our board of directors has established the following committees.  The Company intends to have charters for these committees available on our website within the next calendar quarter.

Audit Committee

Our audit committee consists of Messrs. Biancardi (chairman of the committee), Eilertsen and Laslop and the Board has determined that each such person is independent, as that term is defined in Section 121 of the NYSE Amex’s Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Messrs. Biancardi, Eilertsen and Laslop’s qualifications as an audit committee financial expert are described in his respective biography above.  Additionally, our board of directors has determined that Messrs. Biancardi, Eilertsen and Laslop each qualify as an “audit committee financial expert,” as that term is defined in Item 407 of Regulation S-K and that each is an independent director as set forth in Section 10A-3 of the Securities Exchange Act of 1934, as amended..

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal control. The audit committee selects our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting control, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Compensation Committee

Our compensation committee consists of Messrs. Biancardi (chairman of the committee), Eilertsen and Laslop. The principal function of the compensation committee is to review the compensation payable to our officers and directors.

Item 11. Executive Compensation.

The table below summarizes the compensation earned for services rendered by the individuals noted to us in all capacities, for the years indicated.

Some of the officers listed below did not work for us in any capacity during 2007 or 2008, or only worked for a portion of such years; however, we are required to include information covering our last two fiscal years for each of the officers listed below.  Accordingly, we strongly advise you to read the footnotes to the table, which explain the time of service and therefore why such person may not have received any compensation in certain years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)

Ms. Ahkee Rahman, CEO (1)	2008	-0-	-0-	-0-	-0-
Ms. Ahkee Rahman, CEO	2007	-0-	-0-	-0-	-0-

Mr. Raymond Lang, President (2)	2008	229,167 (3)	-0-	-0-	411,760
Mr. Raymond Lang, President (2)	2007	-0-	-0-	-0-	-0-

Mr. Gregory Webster, Chief Executive Officer (4)	2008	208,833	-0-	-0-	610,732 (5)
Mr. Gregory Webster, Chief Executive Officer (4)	2007	-0-	-0-	-0-	-0-

Mr. Michael Hlavsa, Chief Financial Officer	2008	110,000	-0-	-0-	29,096 (6)
Mr. Michael Hlavsa, Chief Financial Officer	2007	-0-	-0-	-0-	-0-

Mr. Philip Gentile (7)	2008	208,333	-0-	-0-	442,519
Mr. Philip Gentile	2007	-0-	-0-	-0-	-0-

Mr. Daniel Klaus, Former CEO	2008	-0-	-0-	-0-	-0-
Mr. Daniel Klaus Former CEO	2007	25,000	-0-	-0-	-0-

Mr. Lucas Mann, Chief Marketing Officer	2008	-0-	-0-	-0-	-0-
Mr. Lucas Mann, Chief Marketing Officer	2007	25,000	-0-	-0-	-0-

Mr. Darren Rennick, Executive Vice President	2008	-0-	-0-	-0-	-0-
Mr. Darren Rennick, Executive Vice President	2007	62,500	-0-	-0-	-0-

Mr. Richard Carrigan	2008	-0-	-0-	-0-	-0-
Mr. Richard Carrigan(8)	2007	15,025	-0-	-0-	-0-

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)

Ms. Ahkee Rahman, CEO (1)	2008	-0-	-0	-0-	-0-
Ms. Ahkee Rahman, CEO	2007	-0-	-0-	-0-	-0-

Mr. Raymond Lang, President	2008	-0-	-0-	3,899	644,826
Mr. Raymond Lang, President	2007	-0-	-0-	-0-	-0-

Mr. Gregory Webster Chief Executive Officer	2008	-0-	-0-	3,190	822,255
Mr. Gregory Webster Chief Executive Officer	2007	-0-	-0-	-0-	-0-

Mr. Michael Hlavsa, Chief Financial Officer	2008	-0-	-0-	-0-	139,096
Mr. Michael Hlavsa, Chief Financial Officer	2007	-0-	-0-	-0-	-0-

Mr. Philip Gentile Chief Operating Officer	2008	-0-	-0-	3,190	654,042
Mr. Philip Gentile	2007	-0-	-0-	-0-	-0-

Mr. Daniel Klaus, Former CEO	2008	-0-	-0-	3,899	644,826
Mr. Daniel Klaus Former CEO	2007	-0-	-0-	-0-	25,000

Mr. Lucas Mann, Chief Marketing Officer	2008	-0-	-0-	-0-	-0-
Mr. Lucas Mann, Chief Marketing Officer	2007	-0-	-0-	-0-	25,000

Mr. Darren Rennick, Executive Vice President	2008	-0-	-0-	-0-	-0-
Mr. Darren Rennick, Executive Vice President	2007	-0-	-0-	-0-	62,500

Mr. Richard Carrigan	2008	-0-	-0-	-0-	-0-
Mr. Richard Carrigan	2007	-0-	-0-	-0-	15,025

(1) Ms. Rahman resigned as our sole officer on January 15, 2008 in connection with the Merger.
(2) Mr. Lang served as our CEO and one of our directors from February 1, 2008 to August 6, 2008 and as our President from August 6, 2008 to February 12, 2009. In December 2007, Mr. Lang received a stock option grant to purchase 1,938,087 shares of our Class A Common Stock with an exercise price of $2.30 per share, pursuant to the 2007 Stock Incentive Plan.

(3)  Mr. Lang resigned as President and a Director, effective as of February 12, 2009.  As a result of his resignation and pursuant to his original employment agreement, Mr. Lang entered into a release agreement with the Company.  The Release Agreement entitles Mr. Lang to receive cash payments equal to nine months’ of his base salary (approximately $187,500); the Company paid Mr. Lang $50,000 after the Release Agreement was signed and is to pay the balance of the severance in five equal installments for the next five months.  As of the date of this Report, we have not yet paid Mr. Lang the first monthly installment, but intend to do so shortly.  The release agreement also extends Mr. Lang’s time to exercise his vested options to purchase 484,522 shares of our common stock with an exercise price of $2.30 per share until the first anniversary of his separation. The Company also agreed to pay Mr. Lang all of his outstanding unpaid and approved expenses, which total approximately $860.  In exchange for payment of the severance and expenses, and the modification to the options, the Company is forever released from any and all claims Mr. Lang may have against the Company.
(4) Mr. Webster served as our President from March 4, 2008 to August 6, 2008, and has been serving as our Chief Executive Officer and one of our directors since August 6, 2008.
(5) In March 2008, Mr. Webster received a stock option grant to purchase 1,000,000 shares of our Class A Common Stock with an exercise price of $3.50 per share, pursuant to the 2007 Stock Incentive Plan.  On August 6, 2008, the Board appointed Gregory Webster, President of the Company, as Chief Executive Officer of the Company.   The amendment to Mr. Webster’s agreement to appoint him as CEO, also includes an additional option grant to purchase 653,000 shares of the Company’s Class A Common Stock at a $3.25 price per share based upon the closing price on the OTC Bulletin Board as of August 5, 2008. The first 153,000 shares will vest upon the grant of the options, with 25% of the remainder vesting on March 1, 2008 and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months.
(6) Mr Hlavsa has been the Chief Financial Officer since our inception and has served as a Director until February 20, 2009.   In December 2007, Mr. Hlavsa received a stock option grant to purchase 130,024 shares of our Class A Common Stock with an exercise price of $2.30 per share, pursuant to the 2007 Stock Incentive Plan.
(7) Mr. Gentile has served as our Chief Operating Officer and Executive Vice President of Business Development since March 4, 2008.  In March 2008, Mr. Gentile received a stock option grant to purchase 1,000,000 shares of our Class A Common Stock with an exercise price of $3.50 per share, pursuant to the 2007 Stock Incentive Plan.
(8) This reflects salary paid to Mr. Carrigan as the sole employee of an operating subsidiary of Eastern Services Holdings for 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Ahkee Rahman	-0-	-0-	-0-	-0-	-0-
Raymond Lang	-0-	1,938,087	-0-	2.30	-0-
Gregory Webster	-0-	1,653,000	-0-	3.40	-0-
Michael Hlavsa	-0-	138,024	-0-	2.30	-0-
Philip Gentile	-0-	1,000,000	-0-	3.50	-0-
Daniel Klaus	-0-	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-	-0-
Darren Rennick	-0-	-0-	-0-	-0-	-0-
Richard Carrigan	-0-	-0-	-0-	-0-	-0-

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(g)	(h)	(i)	(j)

Ahkee Rahman	-0-	-0-	-0-	-0-
Raymond Lang	-0-	-0-	-0-	-0-
Gregory Webster	-0-	-0-	-0-	-0-
Michael Hlavsa	-0-	-0-	-0-	-0-
Philip Gentile	-0-	-0-	-0-	-0-
Daniel Klaus	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-
Darren Rennick	-0-	-0-	-0-	-0-
Richard Carrigan	-0-	-0-	-0-	-0-

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)
(a)	(b)	(c)	(d)	(e)

Daniel Klaus	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-
Ivar Eilersten	$11,250	-0-	$105,682	-0-
Raul Biancardi	$12,500	-0-	$221,259	-0-
Keith Laslop	$9,375	-0-	$59,913	-0-
Darren Rennick	-0-	-0-	-0-	-0-

Name	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(f)	(g)	(h)

Daniel Klaus	-0-	-0- (1)	-0-
Lucas Mann	-0-	-0- (1)	-0-
Ivar Eilertsen	-0-	-0-	$116,932
Raul Biancardi	-0-	-0-	$233,759
Keith Laslop	-0-	-0-	$69,288
Darren Rennick	-0-	-0- (2)	-0-

(1) Mr. Klaus and Mr. Mann will receive a consulting fee for services provided to the Company of $300,000 beginning from March 2008 pursuant to a Consulting Agreement between the Company and Fabric Group LLC (“Fabric”), and a one time fee of $55,000. Fabric is wholly-owned by Mr. Klaus and Mr. Mann is a consultant working for Fabric, but shares in the fees received pursuant to the consulting agreement.  The Fabric Consulting agreement has been renewed pursuant to the terms of the agreement as of March 9, 2009.

(2) Pursuant to a one year Consulting Agreement between the Company and MKL Consulting Ltd. (“MKL”), which is wholly-owned and managed by Mr. Rennick, beginning on March 2008, MKL received a $150,000 consulting fee for services provided to the Company under the consulting agreement.

We pay the outside Directors $15,000 per year plus reimburse them for any out of pockets expenses in connection with attending board meetings.  Additionally, outside directors have received grants of incentive stock options pursuant to our 2007 Equity Incentive Plan.

Employment Agreements

We have employment agreements with Raymond Lang, our previous Chief Executive Officer and President; Michael Hlavsa, our Chief Financial Officer; Gregory Webster our current Chief Executive Officer; and Philip Gentile, our Chief Operating Officer.

Effective August 6, 2008, the Board appointed Raymond Lang, Chief Executive Officer of the Company, as President of the Company.  In conjunction with his appointment, Mr. Lang was removed as Chief Executive Officer and from all other positions at the Company. He was also appointed as President of each of the Company’s subsidiaries, and was removed as Chief Executive Officer and from all other positions at the subsidiaries. Mr. Lang remained a director of the Company and each of its subsidiaries.

The Company has amended the terms of the Employment Agreements with Mr. Lang and Mr. Webster to reflect their new titles and roles.

Mr. Lang. On December 20, 2007 we entered into an employment agreement with Raymond Lang. Pursuant to the agreement, beginning February 1, 2008, Mr. Lang began to serve as our Chief Executive Officer. Unless terminated earlier, the term of the agreement is scheduled to expire on February 1, 2011. Mr. Lang receives a salary of no less than $250,000 per annum and will be eligible to participate in any bonus or incentive compensation plans that we establish for senior executives. We pay the premium for health care coverage for him and his dependents. He received a stock option grant to purchase 1,938,087 shares of our Class A Common Stock with an exercise price of $2.30 per share. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting with respect to an additional 1/12th of the shares following each three months of continuous service thereafter. In the event his employment is terminated by us without “Cause” or he resigns with “Good Reason” as these terms are defined in the employment agreement, we will be obligated to pay to him (i) his base salary though the date of termination, (ii) any bonus earned in the previous year but not yet paid, (iii) any accrued vacation through the date of termination, (iv) pro rata bonus for the year of termination, calculated and payable after year-end, and (v) a lump-sum amount equal to 9 months’ base salary. The Employment Agreement with Mr. Lang is incorporated by reference in its entirety from the Form 8-K dated January 17, 2008.

Mr. Lang resigned as President and a Director as of February 12, 2009.  As a result of his resignation and pursuant to his original employment agreement, Mr. Lang entered into a release agreement with the Company.  The Release Agreement entitles Mr. Lang to receive cash payments equal to nine months’ of his base salary (approximately $187,500); the Company paid Mr. Lang $50,000 after the Release Agreement was signed and is to pay the balance of the severance in five equal installments for the next five months.  As of the date of this Report, we have not yet paid Mr. Lang the first monthly installment, but intend to do so shortly.  The release agreement also extends Mr. Lang’s time to exercise his vested options to purchase 484,522 shares of our common stock with an exercise price of $2.30 per share until the first anniversary of his separation. The Company also agreed to pay Mr. Lang all of his outstanding unpaid and approved expenses, which total approximately $860.  In exchange for payment of the severance and expenses, and the modification to the options, the Company is forever released from any and all claims Mr. Lang may have against the Company.

Mr. Hlavsa. On October 30, 2007 we entered into an at-will employment agreement with Mr. Hlavsa.  Under the agreement, Mr. Hlavsa was originally schedule to commence employment on November 15, 2007; however, he did not commence employment until February 1, 2008.  Mr. Hlavsa will receive an annual base salary of $120,000 per annum.  In addition, Mr. Hlavsa is eligible for a performance bonus of up to $120,000 subject to the achievement of reasonable performance metrics, as determined by the Board.  He received a stock option grant to purchase 138,024 shares of our Class A Common Stock with an exercise price of $2.30. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting with respect to an additional 1/12th of the shares following each three months of continuous service thereafter. The Employment Agreement with Mr. Hlavsa is incorporated by reference in its entirety on Form 8-K dated January 17, 2008.

Mr. Webster. On March 4, 2008 we entered into an employment agreement with Mr. Webster that ends March 1, 2011, but may be automatically renewed for an additional one (1) year term unless either party provides ninety (90) days written notice prior to the end of the term. The Employment Agreement permits Mr. Webster to resign at any time upon 90 days written notice and for the Company to terminate Mr. Webster’s employment at any time. Mr. Webster will receive nine months severance if he resigns for Good Reason or is terminated without Cause (each as defined in the Employment Agreement). His annual base salary is a minimum of $250,000, subject to review for increase at least annually; however Mr. Webster agreed to reduce his salary for 2009 until our cash flow position improves, the terms of which reduction are still being negotiated. He is also entitled to participate in bonus, incentive and health care benefit plans maintained by the Company from time to time. In connection with his employment, Mr. Webster was granted an option to purchase 1,000,000 shares of Class A Common Stock at $3.50 per share. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months, and if Mr. Webster’s service is terminated by the Company other than for Cause prior to the first anniversary, vesting will accelerate to the first anniversary. The Employment Agreement with Mr. Webster is incorporated by reference in its entirety Form 8-K filed March 10, 2008.

On August 6, 2008, the Board appointed Gregory Webster, President of the Company, as Chief Executive Officer of the Company. In conjunction with his appointment, he was removed as President and from all other positions at the Company. He was also appointed as Chief Executive Officer of each of the Company’s subsidiaries, and was removed as President and from all other positions at the subsidiaries. Mr. Webster was also appointed as a member of the Board of Directors of the Company and its subsidiaries. In connection with his appointment as CEO, we amended his employment agreement, pursuant to which Mr. Webster was granted an additional option to purchase 653,000 shares of the Company’s Class A Common Stock at a $3.25 price per share based upon the closing price on the OTC Bulletin Board as of August 5, 2008. The first 153,000 shares will vest upon the grant of the options, with 25% of the remainder vesting on March 1, 2008 and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months.

Mr. Gentile. Mr. Gentile is employed pursuant to an Employment Agreement dated as of March 4, 2008, which is substantially identical in form to that of Mr. Webster’s, which is described above. In connection with his employment, Mr. Gentile was granted an option to purchase 1,000,000 shares of Class A Common Stock at $3.50 per share. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months, and if Mr. Gentile’s service is terminated by the Company other than for Cause prior to the first anniversary, vesting will accelerate to the first anniversary. The Employment Agreement with Mr. Gentile is incorporated by reference in its entirety herein from the Current Report on Form 8-K filed March 10, 2008. As of the date of this Report, we owe Mr. Gentile approximately $44,000 under his employment agreement for 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.  Please see Part II, Item 5: “Market for Common Equity and Related Stockholder Matters” above.

The following table sets forth, as of May [  ], 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director and executive officer, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from May [  ], 2008.

As of May 5, 2009, there were 44,087,335 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock issued and outstanding.

Unless otherwise indicated, the address for each person is 14 Wall Street, 20th Floor, New York, New York 10005

Name of Beneficial Owner	Class A Common Stock Shares %		Class B Common Stock Shares %		% Total Voting Power (1)
Daniel Klaus	5,429,515	10.43%	0	0	5.05%

Lucas Mann	5,429,515	10.43%	0	0	5.05%

MKL Consulting (2)	4,343,612	8.34%	0	0	4.04%

Michael Hlavsa	0		0

Gregory Webster	0		0

Philip Gentile	0		0

Ivar Eilertsen	0		0

Keith Laslop	0		0

Raul Biancardi	0		0

Equities Media Acquisition Corp Inc. (3)	0	0	6,387,665	100%	59.43%
All officers and directors as a group (7 persons)	10,859,030	20.86%	0	0	10.10%

(1)
Percentage total voting power represents voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, as a single class. Each holder of Class B Common Stock is entitled to 10 votes per share of Class B Common Stock and each holder of Class A Common Stock is entitled to one vote per share of Class A Common Stock on all matters submitted to our stockholders for a vote. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B Common Stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.

(2)
The name of the party who has the power to vote and share power to dispose of the shares held by MKL Consulting Ltd. is Darren Rennick.  He disclaims beneficial ownership of the securities held by such entity, except to the extent of his pecuniary interest therein. The address of MKL Consulting Ltd. is c/o AIT Management Services Ltd., PO Box 1348, St. John’s, Antigua.

(3)
The name of the party who has the power to vote and share power to dispose of the shares held by Equities Media Acquisition Corp Inc. is Arne van Roon.  He disclaims beneficial ownership of the securities held by such entity, except to the extent of his pecuniary interest therein. The address Equities Media Acquisition Corp Inc. is World Trade Centre Lugano-Agno Switzerland.

Changes in Control

Pursuant to the Agreement and Plan of Merger with Fund.com Inc. we issued approximately 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. Therefore, the closing of the merger caused a change in control.

Item 13. Certain Relationships and Related Transactions

Prior to the Merger and as of December 31, 2008, there are no material relationships between us and our then current director and officer other than the use of office space for which we paid no rent.

On November 9, 2007, our wholly owned subsidiary – Fund.com Capital Inc. deposited $20.0 million of its seed funding in a 36 month Certificate of Deposit issued by an Antigua bank, the Global Bank of Commerce, which is an affiliate of one of our stockholders (GBC Wealth Management Limited). The deposit is credited with earned interest at 5% per annum for a term of three years. Subject to receipt of any necessary approvals (including the approval of Global Bank of Commerce, which approval could be withheld in its sole discretion), we may seek to use all or a portion of this $20,000,000 to fund one or more control investments.

We are party to a consulting agreement with Daniel Klaus – the Company’s Board Chairman, and Fabric Group, LLC – Mr. Klaus’ wholly owned consulting group. Lucas Mann, one of the Company’s directors, is a consultant for the Fabric Group. Pursuant to this agreement, we pay Fabric Group $25,000 per month for the consulting services they provide to the Company. The Company recently entered into a Mutual Consent Agreement with Fabric Group to extend the term of their consulting agreement from March 1, 2008 until February 28, 2010.

We are party to a consulting agreement with MKL Consulting Ltd., a consulting firm owned by Darren Rennick, one of our former directors.  Pursuant to this agreement, we paid MKL $12,500 per month for the consulting services they provided to the Company.  However, the consulting agreement expired in February 2009 and we did not renew it.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Promoters and Certain Control Persons

We did not have any “promoters,” as defined under Rule 405 under the Securities Act, nor any person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $11,250 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

There were no audit related fees during fiscal 2008.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were billed approximately $3,500 related to professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Part IV

Item 15. Exhibits.

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

4.3	Form of Common Stock Purchase Warrant to Purchase Common Stock to IP Global, Inc.
10.1	Fund.com, Inc. 2007 Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)
10.2	Employment Agreement, dated as of December 20, 2007, between Meade Technologies Inc. and Raymond Lang (Filed as Exhibit 10.2 to Form 8-K, filed on January 17, 2008, incorporated by reference)
10.3	Employment Agreement, dated as of October 30, 2007, between Meade Technologies Inc. and Michael Hlavsa (Filed as Exhibit 10.3 to Form 8-K, filed on January 15, 2008, incorporated by reference)
10.4
Certificate of Deposit Agreement, dated as of November 9, 2007 between Meade Capital Inc. and Global Bank of Commerce Limited (Filed as Exhibit 10.4 to Form 8-K, filed on January 17, 2008, incorporated by reference)

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)

10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.11	Purchase and Contribution Agreement (filed as Exhibit 10.1 to Form 8-K, filed on November 6, 2008
10.12	Amended and Restated Limited Liability Company Agreement of AdvisorShares Investments LLC (filed as Exhibit 10.2 to Form 8-K, filed on November 6, 2008
10.13	Employment agreement with Noah Hammon (filed as Exhibit 10.3 to Form 8-K, filed on November 6, 2008 )
10.14	Securities Purchase Agreement with National Holdings Corporation (filed as Exhibit 10.1 to Form 8-K, filed on April 14, 2009 )
10.15	Limited Recourse Note dated April 8, 2009 between Fund.com Inc. and National Holdings Corporation (filed as Exhibit 10.2 to Form 8-K, filed on April 14, 2009 )
10.16	Pledge Agreement dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.3 to Form 8-K, filed on April 14, 2009 )
10.17	Demand Promissory Note dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.4 to Form 8-K, filed on April 14, 2009 )
10.18	Revolving Credit Loan Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with IP Global Investors Ltd.
10.19	Guaranty Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with the Company’s subsidiaries in favor of IP Global Inc.
10. 20	Revolving Credit Convertible Note dated April 30, 2009 between Fund.com Inc. and IP Global Inc.
10. 21	Amendment to Securities Purchase Agreement with National Holdings Corporation
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to Form 8-K, filed on January 17, 2008, incorporated by reference)
14.1	Code of Ethics
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUND.COM INC.

Date:
By:
Name: Gregory Webster
Title: Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	Chairman
Daniel Klaus

/s/	Chief Financial Officer
Michael Hlavsa	and Principal Accounting Officer / Secretary

/s/	Director
Lucas Mann

/s/	Chief Executive Officer, Director
Greg Webster

/s/	Director
Ivar Eilertsen

/s/	Director
Raul Biancardi

/s/	Director
Keith Laslop

FUND.COM INC.
 (A Development Stage Company)

Consolidated Financial Statements

For year ended December 31, 2008
and for the period September 20, 2007 (inception)
through December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fund.com, Inc.

We have audited the accompanying consolidated balance sheets of Fund.com, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 and the period from September 20, 2007 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fund.com, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from September 20, 2007 (inception) through December 31, 2007in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
May 6, 2009

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the years ended December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$158,083	$605,348
Total current assets	158,083	605,348

Property, plant and equipment, net	122	122

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	21,138,333	20,138,333

Minority Interest	106,333	29,813

TOTAL ASSETS	$31,402,371	$30,773,116

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,085,210	$209,102
Advances from shareholders	23,580	77,150
Notes Payable	443,000	0
Total current liabilities	1,551,790	286,252

TOTAL LIABILITIES	1,551,790	286,252

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	2,500
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	338
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	-
Additional paid-in-capital	33,492,056	30,703,726
Accumulated deficit during the Development Stage	(3,691,950)	(219,700)
Total stockholders' equity	29,850,581	30,486,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,402,371	$30,773,116

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

		September 20, 2007
	Year Ended	(Inception) through
	December 31, 2008	December 31, 2007

Revenue	$-	$-

Costs of revenue	-	-

Gross profit	-	-

Operating expense	4,551,545	387,781

Loss from operations before interest income and
provision for (benefit from) income tax	(4,551,545)	(387,781)

Other income	1,754	-
Interest income	1,001,021	138,461
Income tax expense	-	(193)
	1,002,775	138,268

Minority interest	76,520	29,813

Net loss	(3,472,250)	(219,700)

Net loss per share - basic and diluted (Class A)	$(0.08)	$(0.01)

Net loss per share - basic and diluted (Class B)	$(0.54)	$(0.03)

Weighted average number of shares outstanding:
during the year - basic and diluted (Class A)	43,829,002	34,050,000

Weighted average number of shares outstanding:
during the year - basic and diluted (Class B)	6,387,665	6,387,665

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock - Class A		Common Stock - Class B
	$.001 par value		$.001 par value		$.001 par value		Additional	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total

September 20, 2007 (inception)	-	$-	-	$-			$-	$-	$-

Shares issued to founders			18,700,000	187			1,377	-	1,564

Issuance of shares through
first private placement	2,500,000	2,500	5,000,000	50			9,997,450		10,000,000

Issuance of shares through
second private placement			10,350,000	101			20,699,899		20,700,000

AdvisorShares capitalization							5,000		5,000

Net loss	-	-	-	-			-	(219,700)	(219,700)

December 31, 2007	2,500,000	$2,500	34,050,000	$338	$-	$-	$30,703,726	$(219,700)	$30,486,864

Merger with Eastern Services Holdings	(2,500,000)	(2,500)	9,562,335	43,274	6,387,665	6,388	(47,162)		-

Issuance of shares through
third private placement			475,000	475			949,525		950,000

Stock option grant expense							1,880,967		1,880,967

Additional AdvisorShares capitalization							5,000		5,000

Net loss								(3,472,250)	(3,472,250)

December 31, 2008	-	-	44,087,335	44,087	6,387,665	6,388	33,492,056	(3,691,950)	29,850,581

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,472,250)	$(219,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	1,880,967	-
Changes in assets and liabilities:
Increase in accounts payable	876,108	209,102
Net cash used in operating activities	(715,175)	(10,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	-	(122)
Minority interest	(76,520)	(29,813)
Certificate of deposit	-	(20,000,000)
Accrued interest from certificate of deposit	(1,000,000)	(138,333)
Purchase of intangible asset	-	(9,999,500)
Net cash used in investing activities	(1,076,520)	(30,167,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	955,000	30,706,564
Proceeds from Notes Payable	443,000
Advances from shareholders	-	77,150
Repayment of shareholders advances	(53,570)	-
Net cash provided by financing activities	1,344,430	30,783,714

INCREASE (DECREASE) IN CASH	(447,265)	605,348

CASH, BEGINNING OF YEAR	605,348	-

CASH, END OF YEAR	$158,083	$605,348

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Supplemental disclosure of non-cash financing activities

Compensation recognized under stock incentive plan	$1,880,967	$-

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.Com Inc. (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Online Technologies Inc. (“FOT”), Fund.com Managed Products Inc. (“FMP”), Fund.com Capital Inc. (“FC”) and its majority owned subsidiary AdvisorShares Investments, LLC (“AdvisorShares”).  The year end for the Company and its subsidiaries is December 31.

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

On October 12, 2006, AdvisorShares was incorporated in the state of Delaware.  AdvisorShares is a developer of proprietary exchange traded funds, also known as ETFs, with a focus on “actively managed” ETFs

Change of name

On January 8, 2008, the Company and its subsidiaries changed their names to the following:

To	From

Meade Technology Inc.	Fund.com Inc.
Meade Online Technologies Inc.	Fund.com Online Technologies Inc.
Meade Managed Products Inc.	Fund.com Managed Products Inc.
Meade Capital Inc.	Fund.com Capital Inc.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fund.com Inc. and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

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

Certificate of Deposit

The Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $1,138,333 and $138,333 has been recorded as of December 31, 2008 and 2007, respectively.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Substantially all of the Company’s capital, $20 million, has been invested in a three year non-cancellable certificate of deposit due and payable on November 8, 2010 with Global Bank of Commerce Limited (Global) , which is the parent company of one of our shareholders.  Global is an unrated bank located in Antigua. Accordingly, there is a substantial credit risk and exposure arising from this holding and concentration of assets in one institution. The financial condition of the Company is largely dependent on Global performing its obligations under the CD.  The Company believes that the $20.0 million deposit represents a significant portion of Global’s total deposits and net worth.  This deposit does not have the benefit of any governmental or third party insurance

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the periods ended December 31, 2008 and 2007.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the periods ended December 31, 2008 and 2007.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the fourth quarter of 2008, the Company tested the carrying value of its intangible assets for impairment.  The results of the tests indicated that the carrying value of the intangible assets was not impaired as of December 31, 2008.

Stock-Based Compensation

In October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees,

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

then no change in the recognition or the measurement (due to a change in  classification)  of those instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning January 1, 2007.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.

FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company currently has no such plans and does anticipate that its adoption of SFAS No 132(R) will have an impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company currently does not have such instruments and does not anticipate that its adoption of EITF 07-5 will have an impact on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The

FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The Company has adopted SFAS 162.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company currently has not such instruments and does not anticipate that its adoption of SFAS 161 will have an impact on its consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	.Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted at the Company’s

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

inception and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired the domain name “fund.com” and other intangible assets related to intellectual property and trademarks for a total cost of $9,999,950.

NOTE 4 – EQUITY

Initial Capitalization

During 2007, the issuances of Class A common stock consisted of the follows:

•	18,700,000 shares common stock to its founders totaling $1,564;
•	5,000,000 shares common stock and 2,500,000 shares preferred series A through private placement for $2.00 per unit totaling $10,000,000;
•	10,350,000 shares common stock through a second private placement for $2.00 per share totaling $20,700,000.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 4 – EQUITY (Continued)

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

Common Shares Issued

In connection with a private placement, the Company issued 475,000 shares of its Class A common stock at $2.00 per share for total proceeds of $950,000 during 2008.

Stock Option Plan

On December 27, 2007, the Company adopted the Meade Technologies Inc. 2007 Incentive Compensation Plan.  Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.

On December 27, 2007, 2,076,111 stock options with a purchase price of $2.30 per share were granted to officers and employees of the Company.

On March 4, 2008, 2,500,000 stock options with a purchase price of $3.50 were granted to officers, employees and a director of the Company.

On March 28, 2008, 250,000 stock options with a purchase price of $4.00 were granted to a director of the Company.

On May 16, 2008, 250,000 stock options with a purchase price of $4.00 were granted to a director of the Company.

Lastly, on August 6, 2008, 653,000 stock options with a purchase price of $3.25 were granted to an officer, employee and director of the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	1.66% - 4.23%
Expected volatility	50%- 83%
Forfeiture rate	10%
Expected life	4 Years
Expected dividends	-

Based on the assumptions noted above, the fair market value of the options issued was valued at $7,497,922.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 4 – EQUITY (Continued)

For the year ended December 31, 2008, there was $1,880,967 in expense recorded in the Statement of Operations for stock option grants.  There was no expense recorded for the year ended December 31, 2007.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 4, 2008, Fund.com Inc. (the “Company”) entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by  both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement,  Fabric will receive a one time fee of $55,000 for services  previously rendered to the Company  Included in the operating expenses for the period ending December 31, 2008 and 2007 are $285,000 and $50,000, respectively. Included in accounts payable as of December 31, 2008, is $255,000 related to this agreement.

On March 4, 2008, the Company entered into a Consulting Agreement with MKL Consulting Ltd. (“MKL”). MKL is wholly-owned and managed by the executive vice president and a director of the Company. Under the Consulting Agreement, MKL will receive an annual base fee of $150,000, in consideration for services provided to the Company as Executive Vice President and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, MKL will receive a one time fee of $25,000 for services previously rendered to the Company. Included in the operating expenses for the period ending December 31, 2008 and 2007 are $150,000 and $25,000, respectively. Included in accounts payable as of December 31, 2008, is $125,000 related to this agreement.

NOTE 6 – LEASES

The Company entered into an agreement to lease office space on April 1, 2008 for a six-month period ending September 30, 2008.  This agreement was extended through March 31, 2009.  The amount of the lease payments approximated $8,000 per month and the total for the period ending December 31, 2008 included in the operating expense was $79,000.  The Company has no other commitments for leases.

NOTE 7 – INVESTMENT IN SUBSIDIARY

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”) and the Managing Member and principal officer of AdvisorShares.  Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 7 – INVESTMENT IN SUBSIDIARY (continued)

up to an additional $3,725,000 being contributed to AdvisorShares upon the achievement of certain milestones relating to AdvisorShares’ receiving from the Securities and Exchange Commission (the “SEC”) of its notice (the “SEC Exemptive Order”) regarding the approval of the application for exemptive relief and total assets under management.  In connection with our acquisition of 60% of the equity interests in AdvisorShares, the Company entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares.

NOTE 8 – INCOME TAX PROVISION

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(1,070,000)	$(59,500)
State	(188,000)	(10,500)
	(1,258,000)	(70,000)
Benefit from the operating loss carryforward	1,258,000	70,000
Benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 8 – INCOME TAX PROVISION (continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net income tax impact of the deferred tax assets are comprised of the following:

	2008	December 31, 2007
Deferred income tax asset:
Net operating loss carry-forwards	$1,258,000	$70,000
Valuation allowance	(1,258,000)	(70,000)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $3,692,000 available to offset future taxable income through 2020.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2008, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2008 was approximately $1,188,000.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Investment in National Holdings Corporation

On April 8, 2009, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share.   Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share.  In connection with the Financing, the Company provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if the Company is unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price.  The closing of the Financing is subject to various and customary

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 9 – SUBSEQUENT EVENTS (continued)

closing conditions and is expected to close on or prior to April 30, 2009.  We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement.  On May 4, 2009, we entered into an extension agreement with NHC, pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009.  In consideration for obtaining the extension, we agreed that if we are unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction.  We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time.  On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF.  The $500,000 note to GAF is now due and payable.  However, with the extension of the Financing, GAF has not made a demand for payment.  If GAF does demand payment prior to the new closing date, we expect that they will foreclose on the 666,667 shares of NHC common stock we received pursuant to the conversion of the Limited Recourse Note.

The Company is currently in negotiations with a third party investor to provide the funding to make the $5.0 million investment in NHC and consummate the Financing.  However, there can be no assurance that the prospective investor will provide such funding or that the Financing with NHC will be consummated on terms acceptable to us, if at all.  The closing of the Financing is subject to various and customary closing conditions and due to an agreed upon extension of the closing date, is expected to close on or prior to May 31, 2009; as a result, the Financing has not yet closed.
Working Capital Loan with IP Global Investors LTD

Effective May 1, 2009, the Company entered into a $1.343 million line of credit agreement with IP Global under which the Company is permitted to receive loans of up to $1,343,000, less $723,000 of prior advances that the Company received from IP Global through April 30, 2009; provided that such additional advances are for approved corporate purposes.  In consideration for these advances, the Company: (i) agreed to pay 9% interest on all advances (including the prior advances), (ii) granted the lender the right to convert the note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and (iii) are obligated to pay certain fees to the lender.  All of the Company’s subsidiaries guaranteed payment of the note and the Company issued IP Global a lien on most of our accounts and our domain name to secure payment of the Note.  Additionally, the Company agreed to issue IP Global a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments).