Form 10-Q
period 2009-03-31
FUND.COM INC.
filed 2009-05-15
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 333-128415

Fund.com Inc.
(Exact name of Registrant as specified in its charter)

Delaware	30-0284778
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

14 Wall Street, 20th Floor New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

(212)  618-1633
(Registrant’s telephone number,
including area code)
________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer		☐	Accelerated Filer	☐
Non-accelerated filer	(do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 14, 2009 there were 44,087,335 shares of the issuer's Class A common stock, par value $.001 per share, outstanding and 6,387,665 shares of the issuer’s Class B common stock, par value $.001, outstanding.

FUND.COM INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2009 (unaudited)	3
	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	23
Item 4T	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1.A	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$25,768	$158,083
Total current assets	25,768	158,083

Property, plant and equipment, net	1,364	122

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	21,388,333	21,138,333

Minority Interest	150,178	106,333

TOTAL ASSETS	$31,565,143	$31,402,371

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,264,024	$1,085,210
Accrued payroll	104,896	-
Accrued interest	18,207	-
Advances from shareholders	23,580	23,580
Notes Payable	673,500	443,000
Total current liabilities	2,084,207	1,551,790

TOTAL LIABILITIES	2,084,207	1,551,790

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	44,087
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	34,020,676	33,492,056
Accumulated deficit during the Development Stage	(4,590,215)	(3,691,950)
Total stockholders' equity	29,480,936	29,850,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,565,143	$31,402,371

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH MARCH 31, 2008

	Three Months	Three Months	September 20, 2007 (Inception)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$10,000	$-	$10,000

Costs of revenue	-	-	-

Gross profit	10,000	-	10,000

Operating expense	1,202,340	731,779	6,141,666

Loss from operations before interest income and
provision for (benefit from) income tax	(1,192,340)	(731,779)	(6,131,666)

Other income			1,754
Interest income	250,230	250,000	1,389,712
Income tax expense	-	-	(193)
	250,230	250,000	1,391,273

Minority interest	43,845	18,337	150,178

Net loss	(898,265)	(463,442)	(4,590,215)

Net loss per share - basic and diluted (Class A)	$(0.08)	$(0.01)	$(0.10)

Net loss per share - basic and diluted (Class B)	$(0.54)	$(0.03)	$(0.72)

Weighted average number of shares outstanding:
during the period - basic and diluted (Class A)	43,829,002	34,050,000	43,829,002

Weighted average number of shares outstanding:
during the period - basic and diluted (Class B)	6,387,665	6,387,665	6,387,665

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH MARCH 31, 2009

	Three Months	Three Months	September 20, 2007 (Inception)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(898,265)	$(463,442)	$(4,590,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	528,620	215,199	2,409,581
Changes in assets and liabilities:
Increase in accounts payable	178,814	310,891	1,264,024
Increase in accrued payroll	104,896	-	104,896
Increase in accrued interest	18,207	-	18,207
Net cash used in operating activities	(67,728)	62,648	(793,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(1,242)	(122)	(1,364)
Minority interest	(43,845)	(18,337)	(150,178)
Certificate of deposit	-	-	(20,000,000)
Accrued interest from certificate of deposit	(250,000)	(250,000)	(1,388,333)
Purchase of intangible asset	-	-	(9,999,500)
Net cash used in investing activities	(295,087)	(268,459)	(31,539,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	5,000	31,661,570
Proceeds from Notes Payable	230,500	-	673,500
Advances from shareholders	-	-	77,150
Repayment of shareholders advances	-	(13,420)	(53,570)
Net cash provided by financing activities	230,500	(8,420)	32,358,650

INCREASE (DECREASE) IN CASH	(132,315)	(214,231)	25,768

CASH, BEGINNING OF YEAR	158,083	605,348	-

CASH, END OF PERIOD	$25,768	$391,117	$25,768

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Compensation recognized under stock incentive plan	$528,620	$215,199	$2,409,581

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For three months ending March 31, 2009 and 2008

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

 Interim Review Reporting

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For three months ending March 31, 2009 and 2008

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

Certificate of Deposit

The Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $250,000 and $250,000 has been recorded as of March 31, 2009 and 2008, respectively.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements

For three months ending March 31, 2009 and 2008

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

All advertising costs are charged to expense as incurred. There was no advertising expense for the periods ended March 31, 2009 and 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the periods ended March 31, 2009 and 2008.

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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
For three months ending March 31, 2009 and 2008

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For three months ending March 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
For three months ending March 31, 2009 and 2008

NOTE 4 – EQUITY

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

Common Shares Issued

In connection with a private placement, the Company issued 475,000 shares of its Class A common stock at $2.00 per share for total proceeds of $950,000 during 2008.  No shares were issued in the three month period ending March 31, 2009.

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

Lastly, on February 17, 2008, an officer of the company resigned. As a result 1,453,565 stock options with a purchase price of $2.30 per share were forfeited.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	1.66% - 4.23%
Expected volatility	50%- 89%
Forfeiture rate	10%
Expected life	4 Years
Expected dividends	-

Based on the assumptions noted above, the fair market value of the options issued was valued at $8,041,681.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For three months ending March 31, 2009 and 2008

NOTE 4 – EQUITY (Continued)

Compensation expense in relation to options totaled $528,620 and $215,199 during the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 – SUBSEQUENT EVENTS

Proposed Investment in National Holdings Corporation

On April 8, 2009, we entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share. Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share. In connection with the Financing, we provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if we are unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price. The closing of the Financing is subject to various and customary closing conditions and was expected to close on or prior to April 30, 2009. We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement. On May 4, 2009, we entered into an amendment to the Purchase Agreement, pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009 and we agreed that if we were unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction. We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time. However, on May 14, 2009, we entered into another amendment to the Purchase Agreement, pursuant to which: (i) the outside closing date was moved to May 22, 2009 and (ii) our obligation to place $200,000 in escrow and to pay such amount for NHC’s related professional fees was eliminated. Pursuant to this last amendment, if the Financing does not occur by May 22, 2009, the Purchase Agreement shall automatically terminate and neither party shall have any further liability to the other. On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF. The $500,000 note to GAF is now due and payable. However, with the extension of the Financing, GAF has not made a demand for payment. If GAF does demand payment prior to the new closing date, we expect that they will foreclose on the 666,667 shares of NHC common stock we received pursuant to the conversion of the Limited Recourse Note.

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
For three months ending March 31, 2009 and 2008

 NOTE 5 – SUBSEQUENT EVENTS (continued)

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

We are currently in negotiations with a third party investor to provide us with the funding to make the $5.0 million investment in NHC and consummate the Financing.  However, there can be no assurance that the prospective investor will provide such funding or that the Financing will be consummated on terms acceptable to us, if at all.  The closing of the Financing is subject to various and customary closing conditions and was expected to close on or about April 30, 2009; however, the parties agreed to extend the closing date to May 22, 2009 and therefore, the Financing has not yet closed.

Working Capital Loan with IP Global Investors LTD

Effective May 1, 2009, the Company entered into a $1.343 million line of credit agreement with IP Global under which the Company is permitted to receive loans of up to $1,343,000, less $723,000 of prior advances that the Company received from IP Global through April 30, 2009; provided that such additional advances are for approved corporate purposes.  In consideration for these advances, the Company: (i) agreed to pay 9% interest on all advances (including the prior advances), (ii) granted the lender the right to convert the note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and (iii) are obligated to pay certain fees to the lender.  All of the Company’s subsidiaries guaranteed payment of the note and the Company issued IP Global a lien on most of our accounts and our domain name to secure payment of the Note.  Additionally, the Company agreed to issue IP Global a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments.)

On May 1, 2009, a majority of our shareholders approved – via written consent – to increase the number of shares authorized to be issued under our 2007 Stock Incentive Plan by approximately 5,000,000 shares, thereby allowing a total of 10,055,000 shares to be issued under the Plan.  At the date of this Report, 4,275,546 shares have issued pursuant to the Plan, leaving 5,724,454 available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Debt Financing

For the past six months we have relied on loans and advances from IP Global Investors LTD., a privately owned intellectual property financing company, to provide us with working capital to pay our operating expenses.  Through April 30, 2009, we have borrowed an aggregate of $723,000 from this lending source.  Effective May 1, 2009, we entered into a one year $1.343 million line of credit agreement with IP Global under which we are permitted to receive loans of up to $1,343,000, less the $723,000 of prior advances, through April 30, 2009; provided, that such additional advances are for approved corporate purposes.  In consideration for these advances, we have agreed to pay 9% interest on all approved advances (including the prior loans), granted the lender the right to convert our note into shares of our Class A Common Stock at a conversion price equal to $0.60 per share (subject to certain adjustments, including weighted average anti-dilution adjustments) and are obligated to pay certain fees to the lender in certain circumstances.  Such fees include a $16,500 per month loan servicing fee which accrues and is payable on the maturity date of the note, and a CD release fee (to be paid if the lender arranges for an early payment on our CD with Global Bank of Commerce that matures November 2010 on terms satisfactory to us), payable in shares of our class A common stock determined by dividing $1,343,000 by the Conversion Price then in effect.

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

Description of Property.

Our corporate headquarters are located at 14 Wall Street, 20th floor, New York, NY, 10005.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ending December 31, 2008, which we filed with the Securities and Exchange Commission on May 7, 2009, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2008.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended March 31, 2009 and 2008

Three Months Ended March 31	2009	2008
Sales	$10,000	$-0-
Cost of sales	$-0-	$-0-
Total expenses	$1,202,340	$731,779
Other income (expense)	$250,230	$250,000
Income taxes	$-0-	$-0-
Net income (loss)	$(898,265)	$(463,442)
Foreign currency translation adjustment	$-0-	$-0-
Comprehensive income (loss)	$(898,265)	$(463,442)

Results of Operations for the Three Month Periods ended March 31, 2009 and 2008

We reported a net loss of $898,265 and $463,442 for the three-month periods ending March 31, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the three-month period ending March 31, 2009, we incurred $1,202,340 in operating costs.  This amount includes $528,620 related to compensation expense for stock options, $93,143 related to legal and professional fees, $331,219 related to payroll and benefits for the officers of the Company, and $104,087 for consulting expenses.

For the three-month period ending March 31, 2008, we incurred $731,779 in operating costs.  This amount includes $215,199 related to compensation expense for stock options, $171,916 related to legal and professional fees, $119,396 related to payroll and benefits for the officers of the Company, $109,602 for consulting expenses and $57,495 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000  for each three-month period ended March 31, 2009 and 2008, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

I.  Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

II.  Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiary, AdvisorShares Investments, LLC is not currently involved in any legal proceedings.  However, AdvisorShares' CEO, who is separately a part owner of Arrow Investment Advisors, LLC. is currently a party to arbitration with other members of Arrow who have asserted an ownership claim regarding the CEO's ownership interest in AdvisorShares.  If the other members prevail on their claims, this could impact the amount of ownership AdvisorShares’ CEO indirectly holds in AdvisorShares.  In addition, if Arrow prevails, Arrow could assert claims that the Purchase and Contribution Agreement, pursuant to which we purchased our 60% interest in AdvisorShares, was inappropriately executed and seek to nullify the obligations associated with that agreement.

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the period covered by this Report.  However, on May 1, 2009, a majority of our shareholders approved – via written consent – to increase the number of shares authorized to be issued under our 2007 Stock Incentive Plan by approximately 5,000,000 shares.

Item 5. Other Information

On April 14, 2009, we filed a Current Report on Form 8-K to disclose our entry into a Securities Purchase Agreement with National Holdings, Corporation and disclosed that the closing of such transaction was to take place on April 29, 2009.  In our Annual Report on Form 10-K for the year ending December 31, 2008, we disclosed that on May 4, 2009, we entered into an amendment to the Purchase Agreement, pursuant to which the closing date was extended until May 29, 2009 and pursuant to which we agreed that if we were unable to obtain the funding to consummate the related financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction.  We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time.  However, on May 14, 2009, we entered into a second amendment to the Purchase Agreement, pursuant to which: (i) the outside closing date was moved to May 22, 2009 and (ii) our obligation to place $200,000 in escrow and to pay such amount for NHC's related professional fees was eliminated.  Pursuant to this last amendment, if the transaction does not occur by May 22, 2009, the Purchase Agreement shall automatically terminate and neither party shall have any further liability to the other.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Eastern Services Holdings, Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)

3.2	Bylaws of Fund.com. (Filed as Exhibit 3.2 to Form 8-K, filed on January17, 2008, incorporated by reference)

10.1	Amendment No. 2 to Securities Purchase Agreement dated as of May 14, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUND.COM INC.

By:	/s/ Gregory Webster
Gregory Webster Chief Executive Officer
& Director

By:	/s/ Michael Hlavsa
Michael Hlavsa Chief Financial Officer & Chief Accounting Officer

Date:  May 15, 2009