Form 10-K/A
period 2008-12-31
FUND.COM INC.
filed 2009-08-07
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  001-34027

FUND.COM INC.

(Formerly known as Eastern Services Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 618-1633

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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

Large accelerated filer   ☐                                                                   Accelerated Filer                      ☐
Non-accelerated filer     ☐                                                                   Smaller reporting company     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $84,758,783.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on July 30, 2009  was 44,087,335 shares of Class A Common Stock and 6,387,665 shares of Class B Common Stock.

Documents incorporated by reference :   None.

EXPLANATORY NOTE

Fund.com Inc.  (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009 (the “Original Form 10-K”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of June 25, 2009.

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-K/A has not been updated to reflect events that occurred after May 7, 2009, the filing date of our Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings. The following sections have been amended, without limitation:

Part I – Item 1. Business.
Part I – Item 3. Legal Proceedings.
Part II – Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Part II – Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II – Item 8. Financial Statements and Supplementary Data.
Part II - Item 9A(T.): Controls and Procedures.
Part III – Item 15. Exhibits, Financial Statement Schedules.
Exhibit 31.1

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

Item 1.     Business .

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

About AdvisorShares

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”), Wilson Lane Group, LLC , and Noah Hamman, the Managing Member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares upon the achievement of certain milestones relating to AdvisorShares’ receiving from the Securities and Exchange Commission (the “SEC”) of its notice (the “SEC Exemptive Order”) regarding the approval of the application for exemptive relief and total assets under management. In connection with our acquisition of 60% of the equity interests in AdvisorShares, we entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares. The Company currently owns 60% of the outstanding units of AdvisorShares after the initial contribution of $275,000 by the Company. The Company will maintain its ownership of 60% of the outstanding units of AdvisorShares irrespective of AdvisorShares receiving exemptive relief from the SEC or AdvisorShares achieving any additional milestones.  However, failure to pay the $1,000,000 to AdvisorShares for achievement of the first milestone, if and when exemptive relief is granted by the SEC, could result in the Company forfeiting up to approximately 93% of its equity interest in AdvisorShares and a removal of the Company’s appointed Class A Director.

To finance our acquisition of 60% of the equity of AdvisorShares, we issued, and IP Global Investors Ltd. purchased, a promissory note in the aggregate principal amount of $325,000 (the “Note”).  The principal and unpaid interest on the Note is payable upon demand at any time following 30 business days notice, and carries a 9% interest rate.

AdvisorShares is expected to be a developer of proprietary exchange traded funds, also known as ETFs, with a focus on “actively managed” ETFs upon the successful achievement of exemptive relief and effectiveness of the AdvisorShares Trust initial registration statement.

AdvisorShares will seek to partner with SEC registered Investment Advisers (“SubAdvisor”) to create individual actively managed ETFs that are customized for specific investments such as bonds, equities, currencies and commodities, and allow the SubAdvisor to actively manage the portfolio within each ETF. The AdvisorShares ETFs will enable its SubAdvisor partners to create individual actively managed ETFs that are customized for specific investments such as bonds, equities, currencies and commodities, and allow the SubAdvisor to actively manage the portfolio within each ETF.  The AdvisorShares ETFs will enable its SubAdvisor partners to customize investments for their clients, may actively rebalance (unlike index funds) and may be bought and sold as easily as any listed security.  According to Tiburon Strategic Advisors, there are currently 10,466 RIAs in the United States that manage $37.5 trillion in professionally managed assets.    Many of these RIAs are potential partners for AdvisorShares.

The AdvisorShares acquisition enhances our strategic goal of connecting individual investors with appropriate diversified fund products and to also assist asset fund managers in building client assets under management. We believe that ETFs are one of the most significant products develop ed since money market funds in the 1970’s with ETF asset growth approaching $800 billion. We also believe that economic conditions for ETFs continue to be highly favorable in the United States inasmuch as ETFs are the mutual fund industry's fastest-growing marketplace.  According to the National Stock Exchange, ETF’s attracted nearly $178.4 billion in net inflows in 2008, and now represent approximately 31% of all trading volume in the United States equities market.

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

The final Exemption Order permits AdvisorShares and the Trust to form Funds that may invest in exchange traded products that invest primarily in commodities or currency, but otherwise operate in a manner similar to exchange traded products registered under the Investment Company Act. In addition, the Funds may also invest in equity securities or fixed income securities traded in a U.S. or non-U.S. markets, as well as futures contracts, options on such futures contracts, swaps, forward contracts or other derivatives, and shares of money market mutual funds or other investment companies, all in accordance with their investment objectives. The Funds may also invest in equity securities or fixed income securities traded in international markets or in a combination of equity, fixed income and U.S. money market securities and/or non-U.S. money market securities.

On March 12, 2009, AdvisorShares and the Trust filed a registration statement with the Securities and Exchange Commission to register under the Securities and Exchange Act of 1933 and the Investment Company Act of 1940, the initial ETF to be offered by the Trust to be known as the (ticker: DENT ) Dent Tactical ETF (the “Initial Fund”). AdvisorShares will act as the investment advisor to the Fund and the day-to-day portfolio management of the Fund will be provided by HS Dent Investment Management LLC, a registered sub-advisor to the Fund.  HS Dent Investment Management LLC was previously affiliated with the AIM Dent Demographic Trends Fund, a fund registered under the Investment Company Act of 1940, as amended, with reported assets of approximately $1.0 billion.

The Company’s and AdvisorShares’ business plan is contingent upon the effectiveness of the registration statement and receipt of exemptive relief from the requirements of the Investment Company Act of 1940 from the SEC.  As of the date of our initial Form 10-K, the registration statement has not been declared effective by the SEC and exemptive relief has not been granted by the SEC. If the SEC does not declare such registration statement effective or grant such exemptive relief, AdvisorShares would not be able to carry out its business plan and would not continue as a going concern, and would likely be sold, merged, or liquidated (via bankruptcy or otherwise) and we would therefore not reap any of the intended benefit of owning AdvisorShares.  In such case, we will lose our investment and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares. We can provide not assurance that we would be successful in locating an appropriate target or in consummating any such transaction.

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

Item 1A. Risk Factors.

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

The success of our and AdvisorShares’ business plan is contingent upon the effectiveness of a registration statement submitted by AdvisorShares to the SEC on March 12, 2009 and the grant by the SEC of exemptive relief from the requirements of the Investment Company Act of 1940 pursuant to an application submitted by AdvisorShares on January 18, 2008. If the SEC does not declare such registration statement effective or grant such exemptive relief, AdvisorShares may not be able to carry out its business plan and would not continue as a going concern, in which case we will lose our investment and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares.

On March 12, 2009, AdvisorShares filed a registration statement with the SEC to register under the Securities Act of 1933, as amended, and the Investment Company Act of 1940, the initial exchange traded fund to be offered by AdvisorShares Trust, to be known as the Dent Tactical ETF. In addition, AdvisorShares submitted an application for exemptive relief from the requirements of the Investment Company Act of 1940 on January 18, 2008.  As of the date of our initial Form 10-K, the registration statement has not been declared effective by the SEC and exemptive relief has not been granted by the SEC.  No assurance can be given that the SEC will declare the registration statement effective or grant exemptive relief from the Investment Company Act of 1940. The Company’s and AdvisorShares’ business plan is contingent upon the effectiveness of the registration statement and receipt of such exemptive relief from the SEC.  If the SEC does not declare such registration statement effective or grant such exemptive relief, AdvisorShares would not be able to carry out its business plan and would not continue as a going concern, and would likely be sold, merged, or liquidated (via bankruptcy or otherwise) and we would therefore not reap any of the intended benefit of owning AdvisorShares.  In such case, we will lose our investment and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares. We can provide not assurance that we would be successful in locating an appropriate target or in consummating any such transaction .

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at December 31, 2008, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Due to SEC comments we received concerning the late filing of our Annual Report on Form 10-K for the year ending December 31, 2008, we re-examined our controls and procedures and only then did management recognize the material weakness in our controls and procedures.  Generally, due to timing constraints related to the finalization of material agreements, we were unable to simultaneously close the books on a timely basis to generate all the necessary disclosure for inclusion in our Annual Report on Form 10-K, which caused us to be late in the filing of such report.  Through our examination, we also realized that our internal controls were ineffective.

We are seeking to engage experienced professionals, if necessary, to augment our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls.  Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and at some point, a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify additional areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Global Bank of Commerce is a bank located in Antigua whose issued financial instruments have not been rated by any security rating agency such as Standard and Poor’s, Moody’s or Fitch . Accordingly, we have substantial credit risk and exposure arising from this holding and concentration of assets in one institution. Our financial condition is largely dependent on Global Bank of Commerce performing its obligations under the CD.  We believe that our $20.0 million deposit represents a significant portion of Global Bank of Commerce’s total deposits and net worth.  This deposit does not have the benefit of any governmental or third party insurance.  Global Bank of Commerce is not subject to the types of capital requirements and other regulations that apply to U.S. financial institutions.  Accordingly, there can be no assurance that Global Bank of Commerce has or will have the financial wherewithal to repay the CD on a timely basis, or all.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

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

Notwithstanding the foregoing, an arbitration proceeding was commenced on November 7, 2008 against Mr. Noah Hamman , AdvisorShares' CEO and part owner ("Member") of Arrow Investment Advisors, LLC ("Arrow"), by Arrow.  The arbitration was commenced pursuant to the provisions of the LLC Operating Agreement of Arrow and brought under the auspices of the International Institute for Conflict Prevention and Resolution in New York, as required under the LLC Operating Agreement. The arbitration involves the other Members of Arrow who have asserted an ownership claim regarding Mr. Hamman's ownership interest in AdvisorShares.   Such Members claim that AdvisorShares’ business is based on the improper usurpation and conversion by Mr. Hamman of Arrow’s corporate opportunities and assets .  If the other Members of Arrow prevail on their claims, this could impact the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could lose his 40% interest in AdvisorShares to Arrow.   In addition, if Arrow prevails, Arrow could assert claims that the Purchase and Contribution Agreement was inappropriately executed and seek to nullify the obligations associated with that agreement. The arbitration hearing is currently scheduled for mid-November 2009 and a decision is expected 30 days thereafter.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the 2008 fiscal year, including the fourth quarter of the 2008 covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity .

Our Class A Common Stock is currently quoted on the OTCBB under the symbol “FNDM” and began trading January 19, 2008. There is a limited trading market for our Class A Common Stock and there is currently no trading market for our Class B common stock.   The closing sale prices in the table reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

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

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	5,055,000	3.06	none
Equity compensation plans not approved by security holders (1)	704,111	3.25	none
Total	5,759,111	3.08	none

(1) Equity compensation plans not approved by security holders.  The options to purchase an aggregate of 704,111 shares of our Class A common stock at a weighted average exercise price of $3.25 which were not approved by our shareholders as of December 31, 2008 were approved by our board of directors in excess of the number of shares authorized by the 2007 Stock Incentive Plan.  Accordingly, although it was intended to issue such options under the 2007 Stock Incentive Plan which was previously approved by our shareholders, such options were issued outside of such plan.  However, our board of directors adopted an amendment to the 2007 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder to 10,000,000 shares of Class A common stock, which was subsequently approved by a majority of our shareholders by written consent in April 2009.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

Upon our inception, we issued an aggregate of 18,700,000 (not giving effect to the 9-for-1 dividend on the Surviving Corporation’s Class A Common Stock and Class B Common Stock) shares of our common stock to seven investors, three of whom were co-founders of the Company.  The shares were valued at $0.0001 per share.

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

On December 27, 2007, we granted options to purchase 138,024 and 1,938,087 shares of Class A common stock with  exercise prices of $2.30 per share to Michael Hlavsa and Raymond Lang, respectively.

To accomplish the merger between Eastern Services Holdings, Inc. and Fund.com, Eastern issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock in exchange for all of the issued and outstanding capital stock of Fund.com.

On March 4, 2008, we granted options to purchase 1,000,000, 1,000,000 and 500,000 shares of Class A common stock with  exercise prices of $3.50 to Gregory Webster, Phillip Gentile, and Raul Biancardi, respectively.

On March 28, 2008, we granted options to purchase 250,000 shares of Class A common stock with an exercise price of $4.00 to Ivar Eilertsen.

On May 16, 2008, we granted options to purchase 250,000 shares of Class A common stock with an exercise price of $4.00 to Keith Laslop.

On August 6, 2008, we granted options to purchase 653,000 shares of Class A common stock with an exercise price of $3.25 to Gregory Webster.

Additionally, warrants to purchase 45,000 shares of Class A were issued on July 7, 2008 and additional warrants for up to 50,000 shares of Class A Common stock were issued on August 21, 2008; said warrants were exercised at $.001 per share.

In connection with a financing we closed on July 7, 2008 and August 21, 2008, we sold 475,000 shares of our common stock at a purchase price of $2.00 per share to one accredited investor,Westmoore Capital Group, Series II.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.  Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this filing. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our financial statements for the year ended December 31, 2008.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.  This discussion contains forward-looking statements based on current expectations, which involve uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.  Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Certificate of Deposit from Global Bank of Commerce

The structuring and initiation of the investment in the Certificate of Deposit was an investment strategy was developed by the private entity (Meade Technologies Inc.) which merged (the “Merger”) with and into Eastern Services Holdings, Inc. pursuant to an Agreement and Plan of Merger dated as of January 15, 2008 (the “Merger Agreement”). On November 9, 2007, Meade Capital, a wholly owned subsidiary of Meade Technologies Inc. (both privately owned companies), invested in a $20,000,000 three-year Certificate of Deposit with the Global Bank of Commerce (the “CD”) as part of its business strategy. This investment was made prior to completing the merger with Eastern Services Holdings, Inc. which occurred on January 15, 2008 and prior to current management’s engagement by Meade. As part of the Merger, the Company’s name was changed to Fund.com Inc, and its subsidiary’s name to Fund.com Capital.

Fund.com Capital Inc. was established to structure and invest in index-linked investment products that we create.  Fund.com Capital Inc. also may consider making active (non-passive) investments on our behalf, including in other financial institutions and fund managements companies, and in strategic products offered or managed by either in certain instances.  We believe that the investment in the CD therefore, fit into our Fund.com Capital Inc. business model. Although we believe that the investment in the CD fits into our Fund.com Capital Inc. business model, management determined that we would need to seek additional financing in order to support our other strategic initiatives without placing undue reliance on the investment in the CD.  No assurance can be given that we will identify and consummate an investment as described above or be able to obtain additional financing for other strategic initiatives on favorable terms, if at all.

Purchase and Contribution Agreement with AdvisorShares

There have been discussions with Global Bank of Commerce in order to attempt to alter the terms and conditions under which the CD was issued, which if successful, would enhance our liquidity.  However, there can be no assurance that those negotiations will be successful or will result in sufficient liquidity to finance the Company’s plans and similar attempts in the past were unsuccessful.  Therefore, the Company entered into an agreement to finance its acquisition of 60% of the equity of AdvisorShares, the Company issued, and IP Global Investors Ltd. purchased, a promissory note in the aggregate principal amount of $325,000 (the “IP Global Note”).  The principal and unpaid interest on the IP Global Note is payable upon demand at any time following 30 business days notice, and carries a 9% interest rate.

The funding requirement for the additional $3,725,000 to AdvisorShares will be made in accordance with the achievement of specific milestones as defined in the Purchase and Contribution Agreement (the “Agreement”) dated October 31, 2008, including (i) $1,000,000 within 30 days of the issuance by the SEC of its notice regarding approval of the application of AdvisorShares for exemptive relief under the Investment Company Act of 1940; (ii) $725,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $150,000,000; (iii) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $250,000,000; and (iv) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $450,000,000.

The Company does not currently have the capital or resources to make the $1,000,000 payment to AdvisorShares following AdvisorShares’ receipt of the final Exemptive Order from the SEC, or to make the additional $2,725,000 in payments to AdvisorShares following AdvisorShares’ achievement of the remaining milestones.  However, the Company is currently negotiating with IP Global and Equities Media Acquisition Corp. Inc., a principal stockholder of the Company, for a line of credit facility that will provide the Company with additional working capital and the funds necessary to meet its obligations to AdvisorShares under the Purchase Agreement.  Although it believes that such credit facility will be entered into in the near future, there is no assurance that this will be the case, or that, if obtained, such credit facility will be on terms that are beneficial to the Company or its shareholders.  In addition, in order to obtain funds to satisfy the remaining payment obligations to AdvisorShares (assuming the remaining milestones are achieved), we may utilize any of several potential options, including cash on hand from operating results, the issuance of debt or equity securities, or a combination thereof.  No assurance can be given that we will have available cash on hand from operating results or be able to obtain additional financing on favorable terms, if at all.  Moreover, the Company cannot predict with certainty if and when the remaining milestones for total assets under management will be met by AdvisorShares.  The $20,000,000 Certificate of Deposit we purchased from the Global Bank of Commerce will become liquid in November 2010 and if the remaining milestones are achieved at such time, we intend to use such funds to satisfy any remaining payments owed to AdvisorShares.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8 . Financial Statements  and Supplementary Data.

The financial statements required by this Item appear following Item 15 of this Report and are incorporated herein by reference.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 9 (T).    Controls and Procedures.

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

Scope of the Evaluation

The CEO and CFO’s evaluation of the our disclosure controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the evaluation, the CEO and CFO sought to identify data errors, control problems and acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary. Our external auditors also review internal controls in connection with their audit and review activities. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the evaluation was to determine whether there were any significant deficiencies or material weaknesses in our internal controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our internal controls. This information was important for both the evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The evaluators also sought to deal with other controls matters in the evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2008 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. They concluded that the Company’s disclosure controls were ineffective due to the inability to timely file the annual report on Form 10-K and the material weaknesses in its internal controls over financial reporting as described below, which led us to file our 10-K late.  The actions being taken to address these ineffective disclosure controls and procedures are set forth below in Management’s Report on Internal Control Over Financial Reporting. Based upon the Evaluation, our CEO and CFO also concluded that our internal controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, as more fully described below in Management’s Report on Internal Control Over Financial Reporting.

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

Based on this assessment, management determined that, as of December 31, 2008, Fund.Com Inc. did not maintain~~ed~~ effective internal control over financial reporting.  Management identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes (a material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis):

•
Policies and Procedures for the Financial Close and Reporting Process — Currently there are no written policies or procedures that clearly define the roles in the financial close and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Inability to close our books and generate required disclosure – Due to timing constraints related to the finalization of material agreements, we recognize a material weakness regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. This material weakness caused us to be late in our filing.

•
Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties throughout the financial reporting processes.  Due to the pervasive nature of this issue, the lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses.  We believe that these additional steps will further enhance and strengthen the remediation steps we implemented in fiscal 2008 to address the material weaknesses we discovered in our 2007 evaluation, which we believed were sufficient to cure such material weakness.  We recognize now that these must be expanded and developed to help ensure we achieve and maintain effective controls and procedures.  The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to review by other members of management as well as the Company’s independent accountant.  We also plan to enhance and test our quarter-end and year-end financial close process.  Additionally, our board of directors will increase its review of our disclosure controls and procedures.  We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process; we also hope to implement a detailed financial close plan and enhanced and timelier review of manual journal entries, account reconciliations, estimates and judgments.  Finally, it is our interntion to engage professionals on an as needed basis to assist the Company in the financial reporting process.  We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively and even then, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

As of the date of the of this report, we have taken the following steps to address the above-referenced material weakness in our internal control over financial reporting to ensure that all information will be recorded, processed, summarized and reported accurately:

1.	We have amended the 10-K to include the Management’s Report on Internal Controls Over Financial Reporting;
2.	We will continue to educate our management personnel on compliance with the disclosure requirements of the Securities Exchange Act of 1934 and Regulation S-K; and

3.	We have increased management oversight of accounting and reporting functions.

The presence of these material weaknesses does not mean that any misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Fund.com Inc.

Gregory Webster, CEO
Michael Hlavsa, CFO

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, additional disclosures, as well as the remediation measures outlined above in Management’s Report on Internal Control Over Financial Reporting will likely affect our internal controls over financial reporting.  We recognize certain weaknesses in our control procedures and are in the process of implementing remediation measures to correct them.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance .

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

Promoters and Certain Control Persons

Mr. Daniel Klaus and Mr. Lucas Mann and   “promoters,” as defined under Rule 405 under the Securities Act,  as they are any persons who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules .

(a)	Financial Statements and Schedules

1.	Financial Statements

The following financial statements are filed as part of this report:

 A.           Consolidated Balance Sheets as of December 31, 2008 and 2007.

 B.           Consolidated Statements of Operations for the year ended of December 31, 2008 and from September 20, 2007 (inception) through December 31, 2007 and 2008.

 C.           Consolidated Statements of Stockholders’ Deficit for the period from September 20, 2007 (inception) through December 31, 2008.

 D.           Consolidated Statements of Cash Flows for the year ended of December 31, 2008 and from September 20, 2007 (inception) through December 31, 2007 and 2008.

2.	Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)	Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2008, between Fund.com, Inc. and Eastern Services Holdings, Inc. (filed as Exhibit 2.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)

3.1	Amended and Restated Certificate of Incorporation of Eastern Services Holdings, Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)
3.2	Bylaws of Fund.com. (Filed as Exhibit 3.2 to Form 8-K, filed on January 17, 2008, incorporated by reference)
4.1	Form of Common Stock Subscription Agreement (Filed as Exhibit 4.1 to Form 8-K, filed on January 15, 2008, incorporated by reference)
4.2
Subscription Agreement, dated as of November 12, 2007, between Meade Technologies Inc. and Equities Media Acquisition Corp Inc. (Filed as Exhibit 4.2 to Form 8-K, filed on January 15, 2008, incorporated by reference)

4.3	Form of Common Stock Purchase Warrant to Purchase Common Stock to IP Global, Inc. (Filed as Exhibit 4.3 to Form 10-K, filed on May 7, 2009 and incorporated herein by reference)
10.1	Fund.com, Inc. 2007 Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)
10.2	Employment Agreement, dated as of December 20, 2007, between Meade Technologies Inc. and Raymond Lang (Filed as Exhibit 10.2 to Form 8-K, filed on January 17, 2008, incorporated by reference)
10.3	Employment Agreement, dated as of October 30, 2007, between Meade Technologies Inc. and Michael Hlavsa (Filed as Exhibit 10.3 to Form 8-K, filed on January 15, 2008, incorporated by reference)
10.4
Certificate of Deposit Agreement, dated as of November 9, 2007 between Meade Capital Inc. and Global Bank of Commerce Limited (Filed as Exhibit 10.4 to Form 8-K, filed on January 17, 2008, incorporated by reference)

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K, filed on March 10, 2008, and incorporated herein by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed on March 10,2008, and incorporated herein by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.11	Purchase and Contribution Agreement (filed as Exhibit 10.1 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference)
10.12	Amended and Restated Limited Liability Company Agreement of AdvisorShares Investments LLC (filed as Exhibit 10.2 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference)
10.13	Employment agreement with Noah Hammon (filed as Exhibit 10.3 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference )
10.14	Securities Purchase Agreement with National Holdings Corporation (filed as Exhibit 10.1 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference )
10.15	Limited Recourse Note dated April 8, 2009 between Fund.com Inc. and National Holdings Corporation (filed as Exhibit 10.2 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference )
10.16	Pledge Agreement dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.3 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference)
10.17	Demand Promissory Note dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.4 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference)
10.18
Revolving Credit Loan Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with IP Global Investors Ltd. (Filed as Exhibit 10.18 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)

10.19
Guaranty Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with the Company’s subsidiaries in favor of IP Global Inc. ( Filed as Exhibit 10.19 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)

10. 20	Revolving Credit Convertible Note dated April 30, 2009 between Fund.com Inc. and IP Global Inc. ( Filed as Exhibit 10.20 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
10. 21	Amendment to Securities Purchase Agreement with National Holdings Corporation ( Filed as Exhibit 10.21 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
10.22	Amendment No. 2 to Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.1 to Form 10-Q, filed on May 15, 2009, and incorporated herein by reference)
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to Form 8-K, filed on January 17, 2008, incorporated by reference)
14.1	Code of Ethics ( Filed as Exhibit 14.1 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUND.COM INC.

Date: August 7, 2009

By:  /s/ Gregory Webster
Name: Gregory Webster
Title: Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 7, 2009

By:  /s/ Michael Hlavsa
Name: Michael Hlavsa
Title: Chief Financial Officer
(Principal Accounting Officer), Director and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Daniel Klaus	Chairman	August 7, 2009
Daniel Klaus

/s/ Michael Hlavsa	Chief Financial Officer	August 7, 2009
Michael Hlavsa	and Principal Accounting Officer / Secretary

/s/ Lucas Mann	Director	August 7, 2009
Lucas Mann

/s/ Gregory Webster	Chief Executive Officer, Director	August 7, 2009
Gregory Webster

/s/ Ivar Eilertsen	Director	August 7, 2009
Ivar Eilertsen

/s/ Raul Biancardi	Director	August 7, 2009
Raul Biancardi

/s/ Keith Laslop	Director	August 7, 2009
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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
May 6, 2009

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the years ended December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$158,083	$605,348
Total current assets	158,083	605,348

Property, plant and equipment, net	122	122

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	21,138,333	20,138,333

Advances on behalf of minority shareholder	106,333	29,813

TOTAL ASSETS	$31,402,371	$30,773,116

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,085,210	$209,102
Advances from shareholders	23,580	77,150
Notes Payable	443,000	0
Total current liabilities	1,551,790	286,252

TOTAL LIABILITIES	1,551,790	286,252

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	2,500
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	338
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	-
Additional paid-in-capital	33,492,056	30,703,726
Accumulated deficit during the Development Stage	(3,691,950)	(219,700)
Total stockholders' equity	29,850,581	30,486,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,402,371	$30,773,116

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008,
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Year Ended	September 20, 2007	September 20, 2007
	December 31,	(Inception) through	(Inception) through
	2008	December 31, 2007	December 31, 2008

Revenue	$-	$-	$-

Costs of revenue	-	-	-

Gross profit	-	-	-

Operating expense	4,551,545	387,781	4,939,326

Loss from operations before interest income and
provision for (benefit from) income tax	(4,551,545)	(387,781)	(4,939,326)

Other income	1,754	-	1,754
Interest income	1,001,021	138,461	1,139,482
Income tax expense	-	(193)	(193)
	1,002,775	138,268	1,141,043

Minority interest	76,520	29,813	106,333

Net loss	(3,472,250)	(219,700)	(3,691,950)

Net loss per common share - basic and diluted (Class A & B)	$(0.07)	$(0.01)	(0.07)

Weighted average number of shares outstanding:
during the year - basic and diluted (Class A)	43,829,002	34,050,000	43,829,002

Weighted average number of shares outstanding:
during the year - basic and diluted (Class B)	6,387,665	-	6,387,665

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Additional
	$.001 par value		$.001 par value		$.001 par value		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

September 20, 2007 (inception)	-	$-	-	$-			$-	$-	$-

Shares issued to founders			18,700,000	187			1,377	-	1,564

Issuance of shares through first private placement	2,500,000	2,500	5,000,000	50			9,997,450		10,000,000

Issuance of shares through second private placement			10,350,000	101			20,699,899		20,700,000

AdvisorShares capitalization							5,000		5,000

Net loss	-	-	-	-			-	(219,700)	(219,700)

December 31, 2007	2,500,000	$2,500	34,050,000	$338	-	$-	$30,703,726	$(219,700)	$30,486,864

Merger with Eastern Services Holdings	(2,500,000)	(2,500)	9,562,335	43,274	6,387,665	6,388	(47,162)		-

Issuance of shares through third private placement			475,000	475			949,525		950,000

Stock option grant expense							1,880,967		1,880,967

Additional AdvisorShares capitalization							5,000		5,000

Net loss								(3,472,250)	(3,472,250)

December 31, 2008	-	$-	44,087,335	$44,087	6,387,665	$6,388	$33,492,056	$(3,691,950)	$29,850,581

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008,
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

		September 20, 2007	September 20, 2007
	Year Ended	(Inception) through	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,472,250)	$(219,700)	$(3,691,950)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	1,880,967	-	1,880,967
Minority interest	(76,520)	(29,813)	(106,333)
Changes in assets and liabilities:
Increase in accounts payable	876,108	209,102	1,085,210
Accrued interest from certificate of deposit	(1,000,000)	(138,333)	(1,138,333)
Net cash used in operating activities	(1,791,695)	(178,744)	(1,970,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	-	(122)	(122)
Certificate of deposit	-	(20,000,000)	(20,000,000)
Purchase of intangible asset	-	(9,999,500)	(9,999,500)
Net cash used in investing activities	-	(29,999,622)	(29,999,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	955,000	30,706,564	31,661,564
Proceeds from Notes Payable	443,000		443,000
Advances from shareholders	-	77,150	77,150
Repayment of shareholders advances	(53,570)	-	(53,570)
Net cash provided by financing activities	1,344,430	30,783,714	32,128,144

INCREASE (DECREASE) IN CASH	(447,265)	605,348	158,083

CASH, BEGINNING OF YEAR	605,348	-	-

CASH, END OF YEAR	$158,083	$605,348	$158,083

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Compensation recognized under stock incentive plan	$1,880,967	$-	$1,880,967

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Substantially all of the Company’s capital, $20 million, has been invested in a three year non-cancellable certificate of deposit due and payable on November 8, 2010 with Global Bank of Commerce Limited (Global) , which is the parent company of one of our shareholders.   Global is a bank located in Antigua whose issued financial instruments have not been rated by any security rating agency such as Standard and Poor’s, Moody’s or Fitch. We have requested and received audited financial statements for Global Bank of Commerce at December 31, 2008 and the year then ended.  The audit report was issued by PKF Chartered Accountants, an established global accounting firm.  The financial statements were presented in accordance with International Financial Reporting Standards and indicated that the bank has positive equity of approximately $76,500,000.  Further, the financial statements indicate that our $20 million CD represents approximately 20% of the banks’ total deposits. This deposit does not have the benefit of any governmental or third party insurance.

There is a substantial asset concentration with respect to the Global Bank of Commerce, as discussed above. However, there is no material valuation or foreign exchange impairment associated with the deposit. Investors are encouraged to obtain additional information regarding the financial viability of Global Bank of Commerce, that such information, permitted by Antiguan banking law, is available to them.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Common shareholders include both Class A and Class B as the holders of Class A common stock shall be entitled to receive, on a pari passu basis with the holders of Class B common stock, if, as and when declared from time to time by the Board of Directors out of any assets of the Company legally available therefor, such dividends as may be declared from time to time by the Board of Directors.

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

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.   The Company has determined that the impact of adoption was not material to the Company’s consolidated financial condition or results of operations considered the guidance offered in FSP FAS 157-3 regarding determining the fair value of a financial asset when there is no active market for that asset, specifically as it relates to our certificate of deposit, within the context of nonperformance risk and liquidity risk.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. The Company has reviewed SFAS No. 157 with respect to its assets and liabilities and determined that there was no material impact on the Company’s consolidated results of operations and financial condition for the calendar year ending December 31, 2008.

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

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired the domain name “fund.com” and other intangible assets related to intellectual property and trademarks for a total cost of $9,999,950.  The Company has determined that the intangible assets have an indefinite live but are subject to periodic impairment assessment under SFAS 142.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For year ended December 31, 2008 and for the period September 20, 2007 (inception)
through December 31, 2007

NOTE 4 – EQUITY (Continued)

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).  Subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends, the holders of Class A Common Stock shall be entitled to receive, on a pari passu basis with the holders of Class B Common Stock, if, as and when declared from time to time by the Board of Directors out of any assets of the Company legally available therefor, such dividends as may be declared from time to time by the Board of Directors.

Common Shares Issued

In connection with a private placement, the Company issued 475,000 shares of its Class A common stock at $2.00 per share for total proceeds of $950,000 during 2008.

Stock Option Plan

On December 27, 2007, the Company adopted the Meade Technologies Inc. 2007 Incentive Compensation Plan.  Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company. The Plan is administered by the Board.  However, the Board may delegate any or all administrative functions under the Plan otherwise exercisable by the Board to one or more Committees.  The aggregate number of Shares authorized for issuance as Awards under the original Plan shall not exceed five million fifty-five thousand (5,055,000) Shares.  However, on April 30, 2009, the Company received majority shareholder approval to increase the amount of shares able to be granted under the Plan to ten million (10,000,000) shares.  The number of shares, exercise price, term and vesting are all determined by the Board at the time of grant.

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

On May 16, 2008, 250,000 stock options with a purchase price of $4.00 were granted to a director of the Company.

Lastly, on August 6, 2008, 653,000 stock options with a purchase price of $3.25 were granted to an officer, employee and director of the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	1.66% - 4.23%
Expected volatility	50%- 83%
Forfeiture rate	10%
Expected life	4 Years
Expected dividends	-

The following details stock options for the years ending December 31, 2008 and 2007:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average	Contractual	Fair
	Shares	Exercise Price	Term (Years)	Value

Balance, December 31, 2007	2,076,111	$2.30		$0.78
Granted	3,653,000	$3.52		$2.04
Exercised	-	-		-
Canceled	-	-		-
Forfeited	-	-		-
Balance, December 31, 2008	5,729,111	$3.08	3.06	$1.58
Exercisable, December 31, 2008	-	-	-	-

The following details stock option vested shares for the years ending December 31, 2008 and 2007:

Shares
Balance, December 31, 2007	-
Vested	-
Balance, December 31, 2008	-

The Company had no vested stock options at December 31, 2008.

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