Form 10-Q
period 2009-06-30
FUND.COM INC.
filed 2009-08-18
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 001-34027

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 13, 2009 there were 44,087,335 shares of the issuer's Class A common stock, par value $.001 per share, outstanding and 6,387,665 shares of the issuer’s Class B common stock, par value $.001, outstanding.

FUND.COM INC.

INDEX

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
FOR THE PERIOD ENDING JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$7,398	$158,083
Total current assets	7,398	158,083

Property, plant and equipment, net	1,788	122

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	21,638,333	21,138,333

Minority Interest	250,892	106,333

TOTAL ASSETS	$31,897,911	$31,402,371

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,630,867	$1,085,210
Accrued payroll	260,738	-
Accrued interest	33,780	-
Advances from shareholders	23,580	23,580
Notes Payable	723,500	443,000
Total current liabilities	2,672,465	1,551,790

TOTAL LIABILITIES	2,672,465	1,551,790

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	44,087
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	34,510,875	33,492,056
Accumulated deficit during the Development Stage	(5,335,904)	(3,691,950)
Total stockholders' equity	29,225,446	29,850,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,897,911	$31,402,371

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH JUNE 30, 2009

	Three Months	Three Months	Six Months	Six Months	September 20, 2007 (Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$10,342	$-	$20,342	$-	$20,342

Costs of revenue	-	-	-	-	-

Gross profit	10,342	-	20,342	-	20,342

Operating expense	1,106,748	1,064,296	2,309,088	1,764,046	7,248,414

Loss from operations before interest income and
provision for (benefit from) income tax	(1,096,406)	(1,064,296)	(2,288,746)	(1,764,046)	(7,228,072)

Other income	-	-	-	-	1,754
Interest income	250,003	250,288	500,233	500,288	1,639,715
Income tax expense	-	-	-	-	(193)
	250,003	250,288	500,233	500,288	1,641,276

Minority interest	100,714	10,213	144,559	28,550	250,892

Net loss	(745,689)	(803,795)	(1,643,954)	(1,235,208)	(5,335,904)

Net loss per common share - basic and diluted (Class A & B)	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.11)

Weighted average number of shares outstanding:
during the period - basic and diluted (Class A)	43,829,002	34,050,000	43,829,002	34,050,000	43,829,002

Weighted average number of shares outstanding:
during the period - basic and diluted (Class B)	6,387,665	6,387,665	6,387,665	6,387,665	6,387,665

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH JUNE 30, 2009

	Six Months	Six Months	September 20, 2007 (Inception)
	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,643,954)	$(1,235,208)	$(5,335,904)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	1,018,818	561,005	2,899,785
Minority interest	(144,559)	(28,550)	(250,892)
Changes in assets and liabilities:
Increase in accounts payable	545,657	488,128	1,630,867
Increase in accrued payroll	260,738	-	260,738
Increase in accrued interest	33,780	-	33,780
Accrued interest from certificate of deposit	(500,000)	(500,000)	(1,638,333)
Net cash used in operating activities	(429,519)	(714,625)	(2,399,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(1,666)	-	(1,788)
Certificate of deposit	-	-	(20,000,000)
Purchase of intangible asset	-	-	(9,999,500)
Net cash used in investing activities	(1,666)	-	(30,001,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	455,000	31,661,565
Proceeds from Notes Payable	280,500	-	723,500
Advances from shareholders	-	-	77,150
Repayment of shareholders advances	-	(42,420)	(53,570)
Net cash provided by financing activities	280,500	412,581	32,408,645

INCREASE (DECREASE) IN CASH	(150,685)	(302,045)	7,398

CASH, BEGINNING OF YEAR	158,083	605,348	-

CASH, END OF PERIOD	$7,398	$303,303	$7,398

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Compensation recognized under stock incentive plan	$1,018,818	$561,005	$2,899,785

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.Com Inc. (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Online Technologies Inc. (“FOT”), Fund.com Managed Products Inc. (“FMP”), Fund.com Capital Inc. (“FC”) and its majority owned subsidiary, AdvisorShares Investments, LLC (“AdvisorShares”).  The year end for the Company and its subsidiaries is December 31.

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

Change of name

On January 8, 2008, the Company and its subsidiaries changed their names to the following:

To:	From:
Meade Technology Inc.	Fund.com Inc.
Meade Online Technologies Inc.	Fund.com Online Technologies Inc.
Meade Managed Products Inc.	Fund.com Managed Products Inc.
Meade Capital Inc.	Fund.com Capital Inc.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $500,000 and $500,000 has been recorded for the six months ended June 30, 2009 and 2008, respectively.

 FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Substantially all of the Company’s capital, $20 million, has been invested in a three year non-cancellable certificate of deposit due and payable on November 8, 2010 with Global Bank of Commerce Limited (Global), which is the parent company of one of our shareholders.  Global is a bank located in Antigua whose issued financial instruments have not been rated by any security rating agency such as Standard and Poor’s, Moody’s or Fitch. We have requested and received audited financial statements for Global Bank of Commerce at December 31, 2008 and the year then ended.  The audit report was issued by PKF Chartered Accountants, an established global accounting firm.  The financial statements were presented in accordance with International Financial Reporting Standards and indicated that the bank has positive equity of approximately $76,500,000.  Further, the financial statements indicate that our $20 million CD represents approximately 20% of the banks’ total deposits. This deposit does not have the benefit of any governmental or third party insurance.

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

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the six months ended June 30, 2009 and 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the six months ended June 30, 2009 and 2008.

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

 FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
.
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

During the fourth quarter of 2008, the Company tested the carrying value of its intangible assets for impairment.  The results of the tests indicated that the carrying value of the intangible assets was not impaired as of December 31, 2008.  The Company will again test the carrying value for impairment as of December 31, 2009.

Stock-Based Compensation

In October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification) of those instruments  will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning January 1, 2007.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired the domain name “fund.com” and other intangible assets related to intellectual property and trademarks for a total cost of $9,999,950. The Company has determined that the intangible assets have an indefinite live but are subject to periodic impairment assessment under SFAS 142.

NOTE 4 – EQUITY

Initial Capitalization

During 2007, the issuances of Class A common stock consisted of the follows:

▪	18,700,000 shares common stock to its founders totaling $1,564;
▪	5,000,000 shares common stock and 2,500,000 shares preferred series A through private placement for $2.00 per unit totaling $10,000,000; and
▪	10,350,000 shares common stock through a second private placement for $2.00 per share totaling $20,700,000.

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

As a result, at closing (and giving effect to the stock dividend) the Company issued an aggregate of 37,112,345 shares of our Class A Common Stock and 6,387,665 shares of our Class B Common Stock to former shareholders of Fund.com Inc., representing 87% of our outstanding Class A Common Stock and 100% of our Class B Common Stock following the merger. The merger

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 4 – EQUITY (Continued)

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

Common Shares Issued

In connection with a private placement, the Company issued 475,000 shares of its Class A common stock at $2.00 per share for total proceeds of $950,000 during 2008.  No shares have been issued for the six months ended June 30, 2009.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 4 – EQUITY (Continued)

The following details stock options for the period ending June 30, 2009 and the year ending December 31, 2008:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average	Contractual	Fair
	Shares	Exercise Price	Term (Years)	Value

Balance, December 31, 2007	2,076,111	$2.30		$0.78
Granted	3,653,000	$3.52		$2.04
Exercised	-	-		-
Canceled	-	-		-
Forfeited	-	-		-
Balance, December 31, 2008	5,729,111	$3.08	$3.06	$1.58
Granted	-	-		-
Exercised	-	-		-
Canceled	-	-		-
Forfeited	(1,453,565)	$2.30
Balance, June 30, 2009	4,275,546	$3.34	$2.58	$1.86
Exercisable, June 30, 2009	1,547,028	$3.09	$2.58	$1.61

The following details stock option vested shares for the period ending June 30, 2009 and the years ending December 31, 2008 and 2007:

Shares
Balance, December 31, 2007	-
Vested	-
Balance, December 31, 2008	-
Vested	1,547,028
Balance, June 30, 2009	1,547,028

 Based on the assumptions noted above, the fair market value of the options issued was valued at $8,041,681.

For the six months ended June 30, 2009 and 2008, there was $1,018,819 and $561,005, respectively, in expense recorded in the Statement of Operations for stock option grants.  There was no expense recorded for the year ended December 31, 2007.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 4, 2008, Fund.com Inc. (the “Company”) entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, Fabric will receive a one time fee of $55,000 for services previously rendered to the Company. Included in the operating expenses for the six months ending June 30, 2009 and 2008 are $150,000 and $130,000, respectively.  Included in accounts payable as of June 30, 2009 is $405,000 related to this agreement.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

On March 4, 2008, the Company entered into a Consulting Agreement with MKL Consulting Ltd. (“MKL”). MKL is wholly-owned and managed by the executive vice president and a director of the Company. Under the Consulting Agreement, MKL will receive an annual base fee of $150,000, in consideration for services provided to the Company as Executive Vice President and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, MKL will receive a one time fee of $25,000 for services previously rendered to the Company. This agreement was not renewed and expired on February 28, 2009 under the terms of the agreement.  Included in the operating expenses for the six months ending June 30, 2009 and 2008 are $25,000 and $75,000, respectively.  Included in accounts payable as of June 30, 2009, is $150,000 related to this agreement.

NOTE 6 – LEASES

The Company presently has no long-term commitments for leases.

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

NOTE 8 – SUBSEQUENT EVENTS

Purchase and Contribution Agreement with AdvisorShares – SEC Grant of Exemptive Relief

As reported in its Form 8-K filed with the SEC on November 6, 2008, on October 31, 2008, the Company entered into a purchase and contribution agreement (the “Purchase Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”) and Noah Hamman, the Managing Member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares upon the achievement of certain milestones relating to AdvisorShares’ receiving from the Securities and Exchange Commission (the “SEC”) of its notice (the “SEC Exemptive Order”) regarding the approval of AdvisorShares’ application for exemptive relief and total assets under management.  In connection with its acquisition of 60% of the equity interests in AdvisorShares, the Company entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares.

On January 31, 2008, AdvisorShares and AdvisorShares Trust, a Delaware open-end investment management company (the “Trust”) that was recently formed by AdvisorShares for the purpose of publicly offering a series of exchange traded funds (the “Funds”), filed an application with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”).  The application was amended on October 17, 2008.  The application requested an order from the SEC (the “Exemptive Order”), exempting AdvisorShares and the Trust from the provisions of the Investment Company Act and permitting AdvisorShares and the Trust to: (a) issue a series of open-ended management investment companies to issue shares (“Shares”) redeemable in large aggregations only (“Creation Units”), (b) engage in secondary market transactions in Shares at negotiated market prices; and (c) allow certain affiliated persons of the Funds to deposit securities into, and receive securities from, the Funds in connection with the purchase and redemption of the Creation Units.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For period ended June 30, 2009 and for the period September 20, 2007 (inception)
through December 31, 2008

NOTE 8 – SUBSEQUENT EVENTS (Continued)

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

On July 20, 2009, the SEC agreed with AdvisorShares’ position and issued the final Exemptive Order approving the application.  AdvisorShares received a copy of the final Exemptive Order on July 21, 2009. On July 21, 2009, AdvisorShares notified the Company that it had received the final Exemptive Order and therefore had achieved one of the milestones set forth in the Purchase Agreement.  Such notice also advised the Company that pursuant to Section 1.2(d) of the Purchase Agreement, within 30 days following the date of such notice, the Company is obligated to pay AdvisorShares the sum of $1,000,000.

Line of Credit with IP Global Investors Ltd.

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

The Company and IP Global have negotiated, but have yet to finalize and execute, an amended and restated revolving line of credit loan agreement with IP Global for a $2.5 million line of credit under which the Company is permitted to receive loans of up to $2,500,000, less $1,263,000 of prior advances that the Company received from IP Global as of the date of filing of this report. Such prior advances include $100,000 remitted to AdvisorShares on behalf of the Company as partial satisfaction of the Company’s $1,000,000 contribution to AdvisorShares for satisfying the first milestone under that certain Purchase and Contribution Agreement described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 7, 2009. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our financial statements for the three and six months ended June 30, 2009.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

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

Through our recently acquired 60%-owned subsidiary AdvisorShares Investments, LLC (“AdvisorShares”), we are seeking to establish a series of proprietary exchange traded funds (“ETF”) that would be actively managed by select registered investment advisors (“RIA(s)”). With a view to expanding our platform in the financial services community, we recently made a strategic investment in National Holdings Corporation, the public parent corporation of National Securities Corporation, vFinance Investments Inc.and EquityStation, Inc., recognized investment bankers with over 700 FINRA registered representatives.  On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock. This relationship will further position certain ETF solutions introduced through AdvisorShares, LLC to gain additional Private Client channel exposure.

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

The AdvisorShares acquisition enhances our strategic goal of connecting individual investors with appropriate diversified fund products and to also assist asset fund managers in building client assets under management. We believe that ETFs are one of the most significant products developed since money market funds in the 1970’s with ETF asset growth approaching $800 billion. We also believe that economic conditions for ETFs continue to be highly favorable in the United States inasmuch as ETFs are the mutual fund industry's fastest-growing marketplace. According to the National Stock Exchange, ETF’s attracted nearly $178.4 billion in net inflows in 2008, and now represent approximately 31% of all trading volume in the United States equities market.

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

 On December 23, 2008, the SEC issued a notice advising that it would issue a final order granting the requested relief unless it orders a hearing on the application based on requests for a hearing given by third parties by not later than January 15, 2009.  A third party timely filed a hearing request involving an intellectual property dispute which AdvisorShares believes is unrelated to the merits of the application.  On July 20, 2009, the SEC agreed with AdvisorShares’ position and issued the final Exemptive Order approving the application.  AdvisorShares received a copy of the final Exemptive Order on July 21, 2009.

As a result of its receipt of the final Exemptive Order, we believe that AdvisorShares and the Trust may now form Funds to issue exchange traded products that invest primarily in commodities or currency, but otherwise operate in a manner similar to exchange traded products registered under the Investment Company Act. In addition, the Funds may also invest in equity securities or fixed income securities traded in a U.S. or non-U.S. markets, as well as futures contracts, options on such futures contracts, swaps, forward contracts or other derivatives, and shares of money market mutual funds or other investment companies, all in accordance with their investment objectives. The Funds may also invest in equity securities or fixed income securities traded in international markets or in a combination of equity, fixed income and U.S. money market securities and/or non-U.S. money market securities.

In addition to our fund product development and publishing business, our plan of operation is to invest in the further development of our websites. This will include certain capital expenditures for technology, content and database management, including certain online advertising systems and affiliate marketing systems that management believes will assist in executing our customer acquisition business plan. Our websites are anticipated to evolve over time as we introduce new content and features and generally seek to improve the customer experience and to improve the lead generating efficiency of the websites, consistent with our business plan. In addition to databases created from parties registering at our websites, we also intend to expand our access to targeted databases of investors that may be interested in our services or our advertising clients’ services. This is anticipated to include certain joint ventures currently in negotiations and certain database acquisitions. Our website was launched in March 2009 with the full planned feature set accessible at www.fund.com. On August 20, 2008 we negotiated an advertising arrangement with a third-party vendor, Investor Channel, which sells our advertising inventory to potential clients for content and sponsorship deals. We anticipate that it will cost approximately $200,000 to continue the development and enhancement of www.fund.com with new quarterly releases. Marketing costs will be approximately $250,000.

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

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that revenues earned from lead generation will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the development of www.fund.com and marketing efforts, which may also include bank borrowing, or a private placement of securities. However, other than our agreement with IP Global, Investors LTD., discussed below, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

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

Significant accounting policies are as follows:

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $500,000 and $500,000 has been recorded for the six months ended June 30, 2009 and 2008, respectively.

Concentration of Credit Risk

Substantially all of the Company’s capital, $20 million, has been invested in a three year non-cancellable certificate of deposit due and payable on November 8, 2010 with Global Bank of Commerce Limited (Global), which is the parent company of one of our shareholders.  Global is a bank located in Antigua whose issued financial instruments have not been rated by any security rating agency such as Standard and Poor’s, Moody’s or Fitch. We have requested and received audited financial statements for Global Bank of Commerce at December 31, 2008 and the year then ended.  The audit report was issued by PKF Chartered Accountants, an established global accounting firm.  The financial statements were presented in accordance with International Financial Reporting Standards and indicated that the bank has positive equity of approximately $76,500,000.  Further, the financial statements indicate that our $20 million CD represents approximately 20% of the banks’ total deposits. This deposit does not have the benefit of any governmental or third party insurance.

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

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the six months ended June 30, 2009 and 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the six months ended June 30, 2009 and 2008.

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

During the fourth quarter of 2008, the Company tested the carrying value of its intangible assets for impairment.  The results of the tests indicated that the carrying value of the intangible assets was not impaired as of December 31, 2008.  The Company will again test the carrying value for impairment as of December 31, 2009.

Stock-Based Compensation

In October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning January 1, 2007. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Results from Operations

The following tables show the results of operations of our business.

Comparison of the three months ended June 30, 2009 and 2008

Three Months Ended June 31	2009	2008
Sales	$10,342	$-0-
Cost of sales	$-0-	$-0-
Total expenses	$1,106,748	$1.064,296
Other income (expense)	$250,003	$250,288
Income taxes	$-0-	$-0-
Net income (loss)	$(745,689)	$(803,795)
Foreign currency translation adjustment	$-0-	$-0-
Comprehensive income (loss)	$(745,689)	$(803,795)

Results of Operations for the Three Month Periods ended June 30, 2009 and 2008

We reported a net loss of $745,689 and $803,795 for the three-month periods ending June 30, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the three-month period ending June 30, 2009, we incurred $1,106,748 in operating costs.  This amount includes $490,199 related to compensation expense for stock options, $141,075 related to legal and professional fees, $215,311 related to payroll and benefits for the officers of the Company, and $110,300 for consulting expenses.

For the three-month period ending June 30, 2008, we incurred $1,064,296 in operating costs.  This amount includes $345,800 related to compensation expense for stock options, $153,547 related to legal and professional fees, $206,300 related to payroll and benefits for the officers of the Company, $179,000 for consulting expenses and $100,000 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000  for each three-month period ended June 30, 2009 and 2008, respectively.

Comparison of the six months ended June 30, 2009 and 2008

Six Months Ended June 31	2009	2008
Sales	$20,342	$-0-
Cost of sales	$-0-	$-0-
Total expenses	$2,309,088	$1,764,046
Other income (expense)	$500,233	$500,288
Income taxes	$-0-	$-0-
Net income (loss)	$(1,643,954)	$(1,235,208)
Foreign currency translation adjustment	$-0-	$-0-
Comprehensive income (loss)	$(1,643,954)	$(1,235,208)

Results of Operations for the Six Month Periods ended June 30, 2009 and 2008

We reported a net loss of $1,643,954 and $1,235,208 for the six-month periods ending June 30, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the six-month period ending June 30, 2009, we incurred $2,309,088 in operating costs.  This amount includes $1,018,819 related to compensation expense for stock options, $235,645 related to legal and professional fees, $615,834 related to payroll and benefits for the officers of the Company, and $229,632 for consulting expenses.

For the six-month period ending June 30, 2008, we incurred $1,764,046 in operating costs.  This amount includes $561,005 related to compensation expense for stock options, $325,550 related to legal and professional fees, $331,504 related to payroll and benefits for the officers of the Company, $323,739 for consulting expenses and $128,967 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $500,000  for each six-month period ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

On June 30, 2009, the Company had cash of $7,400 and a working capital deficit of approximately $2,665,000.  We will require additional funding in order to meet operating expenses and our development plan.

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

Securities Purchase Agreement with National Holdings Corporation

On April 8, 2009, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share. Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants would entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share. In connection with the Financing, the Company provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if the Company is unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price. The closing of the Financing is subject to various and customary closing conditions and was expected to close on or prior to April 30, 2009. We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement. On May 4, 2009, we entered into an extension agreement with NHC, pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009. In consideration for obtaining the extension, we agreed that if we are unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction. We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time. On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF. The $500,000 note to GAF is now due and payable. However, GAF has not made a demand for payment. If GAF does demand payment, we expect that they will foreclose on the 666,667 shares of NHC common stock we received pursuant to the conversion of the Limited Recourse Note.

The Company was unable to obtain the requisite funding to make the $5.0 million investment in NHC and consummate the Financing.  Accordingly, the Purchase Agreement has been terminated. However, the Company may enter into negotiations with NHC for purposes of entering into another securities purchase or other agreements to consummate a financing transaction with NHC.  There can be no assurance that the Company will enter into another securities purchase or other agreements with NHC to consummate a financing transaction and if such agreements are entered into, whether they will be on the terms set forth above or terms acceptable to us.  In addition, if such agreements are entered into, there is no assurance prospective investors will provide funding to consummate a financing transaction with NHC on terms acceptable to us, if at all.

Working Capital Loan with IP Global Investors LTD

For the past six months we have relied on loans and advances from IP Global Investors LTD., a privately owned intellectual property financing company, to provide us with working capital to pay our operating expenses.  Through June 30, 2009, we have borrowed an aggregate of $723,500 from this lending source.  Effective May 1, 2009, the Company entered into a $1.343 million line of credit agreement with IP Global under which the Company is permitted to receive loans of up to $1,343,000, less $723,000 of prior advances that the Company received from IP Global through April 30, 2009; provided that such additional advances are for approved corporate purposes.  In consideration for these advances, the Company: (i) agreed to pay 9% interest on all advances (including the prior advances), (ii) granted the lender the right to convert the note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and (iii) are obligated to pay certain fees to the lender.  Such fees include a $16,500 per month loan servicing fee which accrues and is payable on the maturity date of the note, and a CD release fee (to be paid if the lender arranges for an early payment on our CD with Global Bank of Commerce that matures November 2010 on terms satisfactory to us), payable in shares of our class A common stock determined by dividing $1,343,000 by the Conversion Price then in effect. All of the Company’s subsidiaries guaranteed payment of the note and the Company issued IP Global a lien on most of our accounts and our domain name to secure payment of the Note.  Additionally, the Company agreed to issue IP Global a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments).

The Company and IP Global have negotiated, but have yet to finalize and execute, an amended and restated revolving line of credit loan agreement with IP Global for a $2.5 million line of credit under which the Company is permitted to receive loans of up to $2,500,000, less $1,263,000 of prior advances that the Company received from IP Global as of the date of filing of this report. Such prior advances include $100,000 remitted to AdvisorShares on behalf of the Company as partial satisfaction of the Company’s $1,000,000 contribution to AdvisorShares for satisfying the first milestone under that certain Purchase and Contribution Agreement described above.

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

We anticipate that our cash requirements for the next 12 months for expenses related to infrastructure and business development should be approximately $1,000,000.  We believe proceeds from the sale of both equity and debt instruments will be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next few months.  However, there can be no assurance that the sale of equity or notes will take place.  To the extent that we do not generate sufficient revenues, we will be forced to reduce our expenses and/or seek additional financing.  As of August 13, 2009 there were no commitments for long-term capital expenditures.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures, and (ii) our internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer and Chief Financial Officer; their conclusions, based on and as of the date of the evaluation (i) with respect to the effectiveness of our disclosure controls and (ii) with respect to any change in our internal controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls are presented below.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

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

Scope of the Evaluation

The CEO and CFO’s evaluation of our disclosure controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the evaluation, the CEO and CFO sought to identify data errors, control problems and acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary. Our external auditors also review internal controls in connection with their audit and review activities. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the evaluation was to determine whether there were any significant deficiencies or material weaknesses in our internal controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our internal controls. This information was important for both the evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The evaluators also sought to deal with other controls matters in the evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2009 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. They concluded that the Company’s disclosure controls were ineffective due to the inability to timely file the annual report on Form 10-K and the material weaknesses in its internal controls over financial reporting as described below, which led us to file our 10-K late.  The actions being taken to address these ineffective disclosure controls and procedures are set forth below. Based upon the Evaluation, our CEO and CFO also concluded that our internal controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, as more fully described below.

Management determined that, as of June 30, 2009, Fund.Com Inc. did not maintain effective internal control over financial reporting.  Management identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes (a material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis):

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

Finally, it is our intention to engage professionals on an as needed basis to assist the Company in the financial reporting process.  We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively and even then, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

As of the date of the of this report, we have taken the following steps to address the above-referenced material weakness in our internal control over financial reporting to ensure that all information will be recorded, processed, summarized and reported accurately:

1.	On August 7, 2009, we filed an amended the 10-K to include the Management’s Report on Internal Controls Over Financial Reporting;

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2009, there were no legal actions pending against us, or any subsidiary, or of which our property, or the property of any subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

Our subsidiary, AdvisorShares Investments, LLC is currently not involved in any legal proceedings.

Notwithstanding the foregoing, an arbitration proceeding was commenced on November 7, 2008 against Mr. Noah Hamman , AdvisorShares' CEO and part owner ("Member") of Arrow Investment Advisors, LLC ("Arrow"), by Arrow.  The arbitration was commenced pursuant to the provisions of the LLC Operating Agreement of Arrow and brought under the auspices of the International Institute for Conflict Prevention and Resolution in New York, as required under the LLC Operating Agreement. The arbitration involves the other Members of Arrow who have asserted an ownership claim regarding Mr. Hamman's ownership interest in AdvisorShares.   Such Members claim that AdvisorShares’ business is based on the improper usurpation and conversion by Mr. Hamman of Arrow’s corporate opportunities and assets.  If the other Members of Arrow prevail on their claims, this could impact the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could lose his 40% interest in AdvisorShares to Arrow.   In addition, if Arrow prevails, Arrow could assert claims that the Purchase and Contribution Agreement was inappropriately executed and seek to nullify the obligations associated with that agreement. The arbitration hearing is currently scheduled for mid-November 2009 and a decision is expected 30 days thereafter.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the period covered by this Report.  However, on April 30, 2009, a majority of our shareholders approved, via written consent to increase the number of shares authorized to be issued under our 2007 Stock Incentive Plan by approximately 5,000,000 shares to 10,000,000 shares.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Eastern Services Holdings, Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on January 17, 2008, incorporated by reference)

3.2	Bylaws of Fund.com. (Filed as Exhibit 3.2 to Form 8-K, filed on January17, 2008, incorporated by reference)

10.1	Amendment No. 2 to Securities Purchase Agreement dated as of May 14, 2009. (Filed as Exhibit 10.1 to Form 10-Q, filed on May 15, 2009, incorporated by reference)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUND.COM INC.

By:	/s/ Gregory Webster
Gregory Webster Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Hlavsa
Michael Hlavsa Chief Financial Officer (Principal Accounting and Financial Officer)

Date:  August 18, 2009