Form 10-Q
period 2009-09-30
FUND.COM INC.
filed 2009-11-23
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    001-34027

FUND.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

14 Wall Street, 20th Floor, New York, New York 10005
(Address of principal executive offices)

(212)  618-1633
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 20, 2009, there were 46,115,905 shares of the issuer's Class A common stock, par value $.001 per share, outstanding and 6,387,665 shares of the issuer’s Class B common stock, par value $.001, outstanding.

FUND.COM INC.

FORM 10-Q
INDEX

		PAGE

PART I	FINANCIAL INFORMATION	F-1 to F-19

Item 1.	Consolidated Balance Sheets for the period ending September 30, 2009 (unaudited) and December 31, 2008 (audited)	F-1

	Consolidated Statements of Operations for the three and nine months ending September 30, 2009 and 2008 (unaudited) and for the period September 20, 2007 (inception) through September 30, 2009	F-2

	Consolidated Statements of Cash Flows for the nine months ending September 30, 2009 and 2008 (unaudited) and for the period September 20, 2007 (inception) through September 30, 2009	F-3

	Notes to Unaudited Consolidated Financial Statements	F-4 to F-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults on Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
THE YEAR ENDED DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$602,143	$158,083
Accounts receivable	200	-
Prepaid expenses	106,000	-
Total current assets	708,343	158,083

Property, plant and equipment, net	4,555	122

Intangible Assets, net	9,999,500	9,999,500

Investments	22,448,333	-

Certificate of Deposit	-	21,138,333

Advances on behalf of minority shareholder	379,955	106,333

TOTAL ASSETS	$33,540,686	$31,402,371

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,631,137	$1,085,210
Accrued payroll	394,013	-
Accrued interest	64,797	-
Advances from shareholders	-	23,580
Notes Payable	2,753,614	443,000
Total current liabilities	4,843,561	1,551,790

TOTAL LIABILITIES	4,843,561	1,551,790

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	44,087
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	35,046,258	33,492,056
Accumulated deficit during the Development Stage	(6,399,608)	(3,691,950)
Total stockholders' equity	28,697,125	29,850,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,540,686	$31,402,371

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Three Months	Three Months	Nine Months	Nine Months	September 20, 2007
	Ended	Ended	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$200,000	$-	$220,267	$-	$220,267

Costs of revenue	-	-	-	-	-

Gross profit	200,000	-	220,267	-	220,267

Operating expense	1,606,879	1,265,268	3,915,967	3,029,314	8,854,854

Loss from operations before interest income and
provision for (benefit from) income tax	(1,406,879)	(1,265,268)	(3,695,700)	(3,029,314)	(8,634,587)

Unrealized Loss on investments	(40,000)	0	(40,000)	0	(40,000)
Other income	3,500	-	3,500	-	5,254
Interest income	250,687	250,649	750,920	750,937	1,889,963
Income tax expense	-	-	-	-	(193)
	214,187	250,649	714,420	750,937	1,855,024

Minority interest	110,472	10,934	273,622	39,484	379,955

Net loss	(1,082,220)	(1,003,685)	(2,707,658)	(2,238,893)	(6,399,608)

Net loss per common share - basic and diluted (Class A & B)	$(0.01)	$(0.02)	$(0.05)	$(0.06)	$(0.12)

Weighted average number of common shares outstanding:
during the period - basic and diluted (Class A & B)	50,475,000	40,437,665	50,475,000	40,437,665	50,475,000

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Nine Months	Nine Months	September 20, 2007
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,707,658)	$(2,179,668)	$(6,399,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	1,554,202	962,188	3,435,169
Minority interest	(273,622)	-	(379,955)
Writedown of investment	40,000	-	40,000
Changes in assets and liabilities:
Increase in accounts receivable	(200)	-	(200)
Increase in prepaid expenses	(106,000)	-	(106,000)
Increase in accounts payable	545,927	567,624	1,631,136
Increase in accrued payroll	394,013	-	394,013
Increase in accrued interest	64,797	-	64,797
Accrued interest from certificate of deposit	1,138,333	(750,000)	-
Net cash used in operating activities	649,792	(1,399,856)	(1,320,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(4,433)	-	(4,555)
Certificate of deposit	20,000,000	-	-
Investment in entities	(22,488,333)		(22,488,333)
Purchase of intangible asset	-	-	(9,999,500)
Net cash used in investing activities	(2,492,766)	-	(32,492,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	950,000	31,661,565
Proceeds from Notes Payable	2,310,614	-	2,753,614
Advances from shareholders	-	-	77,150
Repayment of shareholders advances	(23,580)	(53,570)	(77,150)
Net cash provided by financing activities	2,287,034	896,430	34,415,179

INCREASE (DECREASE) IN CASH	444,060	(503,426)	602,143

CASH, BEGINNING OF YEAR	158,083	603,558	-

CASH, END OF PERIOD	$602,143	$100,132	$602,143

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Compensation recognized under stock incentive plan	$1,554,202	$962,188	$3,435,169

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

NOTE 1 – ORGANIZATION

The consolidated financial statements of Fund.Com Inc. (the “Company”) include the accounts of its wholly owned subsidiaries, Fund.com Online Technologies Inc. (“FOT”), Fund.com Managed Products Inc. (“FMP”), Fund.com Capital Inc. (“FC”), Whyte Lyon Socratic Inc. (“WLS”) and its majority owned subsidiary, AdvisorShares Investments, LLC (“AdvisorShares”).  The year end for the Company and its subsidiaries is December 31.

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

On June 1, 2009, WLS was incorporated in the state of New York.  WLS is a developer of online education programs for investors, debtors and professionals

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Accounting Standards Codification (ASC) 915 Development Stage Entities.

The accompanying unaudited interim condensed consolidated financial statements of the Company, and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $500,000 and $500,000 has been recorded for the six months ended June 30, 2009 and 2008, respectively.  Pursuant to a securities purchase agreement dated September 24, 2009 which the Company entered into with Vensure Employer Services, Inc., the rights were assigned to receive payments under the Certificate of Deposit to Vensure, effective as of September 29, 2009 for certain consideration.  In October 2009, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the certificate of deposit for a 10 year 6.5% annuity contract issued by a third party, and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

Investments

The Company’s investments consist of marketable equity securities.  All investments are initially recorded at cost.  After initial recognition, investments, which are classified as fair value through income, are measured at fair value.

For investments that are actively traded in organized financial markets, fair value is determined by reference to stock exchange bid market prices at the close of business on the balance sheet date.

All marketable security transactions are recognized on the trade date.  Fair value and realized gains and losses adjustments are recorded in the statement of operations.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the nine months ended September 30, 2009 and 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the nine months ended September 30, 2009 and 2008.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation.

The ASC   provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification) of those instruments  will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired 24 domain names including “fund.com” and one trademark for a total cost of $9,999,950. The Company has determined that the intangible assets have an indefinite live but are subject to periodic impairment assessment as stated in ASC 350 Intangibles – Goodwill and Other.

NOTE 4 - FAIR VALUE

The Company records fair value of monetary and nonmonetary instruments in accordance with ASC 820 Fair Value Measurements and Disclosures  The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•
Level 2:  Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g., certain corporate and municipal bonds and certain preferred stocks). This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3:  Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

The composition of the investment portfolio as of September 30, 2009 was:

Investment	Level 1	Level 2	Level 3	Total	Cost
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
Equity securities	$460,000	-	$21,888,333	$22,348,333	$22,388,333

Our portfolio valuations that are classified as Level 1 in the above table were based on market prices as of the valuation date and Level 3 in the above table are priced using subjective evaluation about the assumptions market participants would use in pricing the financial instrument.

Based on the criteria described above, the Company believes that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

NOTE 5 – INVESTMENTS

Investment in Vensure Employer Services, Inc.

On September 24, 2009, the Company and Vensure Employer Services, Inc. (“Vensure”) entered into a securities purchase agreement (the “Venture Purchase Agreement”). Consummation of the transactions contemplated by the Vensure Purchase Agreement occurred on November 2, 2009; provided, that for all purposes the Closing Date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.

Under the terms of the Venture Purchase Agreement, the Company agreed to sell and assign to Vensure, its right to receive payments under the original $20.0 million certificate of deposit issued in November 2007 by Global Bank in exchange for consideration consisting of (a) 218,883.33 shares of Series A participating convertible preferred stock of Vensure (the “Series A Preferred Stock”), and (b) a seven year content agreement (the “Content Agreement”) among Vensure, Vensure Retirement Administration, Inc., a whole owned subsidiary of Vensure, the Company and Whyte Lyon Socratic, Inc. (“Whyte Lyon”). In October 2009, the Company was orally advised by Global Bank of its intention to elect to exercise its contractual rights to exchange and swap its obligations under the certificate of deposit for a ten year 6.5% annuity contract issued by a third party.  The Company notified Vensure of the banks election (which was subsequently confirmed in writing), and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

The Vensure Series A Preferred Stock:

• has a liquidation value of $100 per share or $21,888,333 as to all 218,883.33 shares;
• is senior to all other capital stock of Vensure;
• pays dividends as and when declared by the board of directors of Vensure on its common stock;
·on a “sale of control” (as defined) of Vensure to any unaffiliated third party, in addition to receipt of the first $21,888,333 of consideration payable in respect of Vensure capital stock, participates with the holders of the common stock to the extent of 25% of all additional consideration paid or payable in excess of the maximum $21,888,333 liquidation value of the Series A Preferred; and
· is convertible at any time after September 30, 2012 upon 61 days prior notice to Vensure into either 25% of the common stock of Vensure; provided, that the board of directors of Vensure may (subject to the Series A Preferred stockholder’s right to rescind its conversion notice) require that the shares of Series A Preferred Stock convert into a maximum of 49.5% of the capital stock of Vensure Retirement Administration, a wholly-owned subsidiary of Vensure.

Under the terms of a related stockholders agreement among the Company, Vensure and the Vensure stockholders, the Company is entitled to designate two members of the board of directors of Vensure. The stockholders agreement also contains customary buy/sell and related provisions in the event of sales of any shares of Vensure.  The Series A Preferred Stock also contains certain protective provisions that requires the approval of the Company or its designees on the board of directors of Vensure before Vensure may implement or commit to certain actions, including:

• the issuance of securities senior to or on a par with the Series A Preferred Stock;
• the issuance of any additional capital stock of Vensure;
• any change it’s the fundamental nature of its business;
• the acquisition of the assets or securities of other parties; or
• the sale or pledge of substantial assets; or
• any material changes in compensation of senior executive officers.

In addition to its receipt of the Series A Preferred Stock, the Company has received the benefits of the Content Agreement.  Under the terms of the Content Agreement, the Company and Whyte Lyon will provide all existing and future employees, co-employees and other associates (collectively, the “End Users”) of Vensure, its subsidiaries and affiliates, as well as Vensure clients (collectively, the “Venture Group”) with access to on-line educational content to be streamed to such End-Users from the website(s) of the Vensure Group.  Such Content, to be designated and branded as “Vensure University,” “The Money School” or other brand name acceptable to the parties to the Content Agreement, will include up to 84 five to seven minute educational course segments on personal finance management, financial products and other related financial topics as are approved by Vensure and the Company.  Course segments may also include safety training, health care and other topics of interest to workers and the work place.

In consideration for providing the Content, the Vensure Group is required to pay the Company and its Whyte Lyon subsidiary an access fee of $19.95 per month (the “Monthly Access Fee”) for each End-User who has access to the Content from the website(s) of the Venture Group, whether or not such End-User actually clicks on such website and views the Content.  Based on the current Vensure employment complement of approximately 4,000 employees or co-employees, this represents approximately $80,000 a month in anticipated revenues to the Company from such Monthly Access Fee as soon as the initial Content is provided.  The Company and its subsidiary have agreed to deliver approximately three course segments during each calendar quarter commencing with the quarter ending March 31, 2010 and ending December 31, 2016. Following October 2012, the $19.95 Monthly Access Fee is subject to renegotiation at the option of Vensure.

The Company’s board of directors considered a number of factors in exercising its business judgment to consummate the investment in Vensure, including, among other things, the likelihood that the Global Bank certificate of deposit would not be paid on its November 2010 maturity date but would be exchanged for a long-term investment instrument; the board’s belief in the attractiveness of investing in the Vensure business which we believe is rapidly growing; and the board’s belief that significant revenues are expected to be received by our Company in 2010 and thereafter from the Content Agreement with Vensure.  However, there can be no assurance that our Company’s decision to invest in Vensure will ultimately prove profitable or in the best interests of the Company or its shareholders.

The Company’s investments consisted of the following as of September 30, 2009:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain (Loss)	Gain (Loss)	Total
Equity securities	$22,348,333	$22,388,333	$-	$(40,000)	$22,348,333

NOTE 6 – EQUITY

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

The following details stock options for the period ending September 30, 2009 and the year ending December 31, 2008:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average	Contractual	Fair
	Shares	Exercise Price	Term (Years)	Value

Balance, December 31, 2007	2,076,111	$2.30		$0.78
Granted	3,653,000	$3.52		$2.04
Exercised	-	-		-
Canceled	-	-		-
Forfeited	-	-		-
Balance, December 31, 2008	5,729,111	$3.08	$3.06	$1.58
Granted	-	-		-
Exercised	-	-		-
Canceled	-	-		-
Forfeited	(1,453,565)	$2.30
Balance, September 30, 2009	4,275,546	$3.34	$2.58	$1.86
Exercisable, September 30, 2009	2,132,636	$3.20	$2.58	$1.72

The following details stock option vested shares for the period ending September 30, 2009 and the years ending December 31, 2008 and 2007:

Shares
Balance, December 31, 2007	-
Vested	-
Balance, December 31, 2008	-
Vested	2,132,636
Balance, September 30, 2009	2,132,636

Based on the assumptions noted above, the fair market value of the options issued was valued at $7,952,515.

For the nine months ended September 30, 2009 and 2008, there was $1,554,202 and $962,188, respectively, in expense recorded in the Statement of Operations for stock option grants.  There was no expense recorded as of December 31, 2007.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 4, 2008, Fund.com Inc. (the “Company”) entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, Fabric will receive a one time fee of $55,000 for services previously rendered to the Company. Included in the operating expenses for the six months ending September 30, 2009 and 2008 are $150,000 and $205,000, respectively.  Included in accounts payable as of June 30, 2009 is $405,000 related to this agreement.  This agreement has been mutually terminated and Fabric has agreed to accept in lieu of payment of $405,000, a total of 1,928,570 shares equally distributed to Lucas Mann and Daniel Klaus at 964,285 each.

On March 4, 2008, the Company entered into a Consulting Agreement with MKL Consulting Ltd. (“MKL”). MKL is wholly-owned and managed by the executive vice president and a director of the Company. Under the Consulting Agreement, MKL will receive an annual base fee of $150,000, in consideration for services provided to the Company as Executive Vice President and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, MKL will receive a one-time fee of $25,000 for services previously rendered to the Company. This agreement was not renewed and expired on February 28, 2009 under the terms of the agreement.  Included in the operating expenses for the six months ending September 30, 2009 and 2008 are $25,000 and $112,500,, respectively.  Included in accounts payable as of September 30, 2009, is $150,000 related to this agreement.

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

On November 2, 2009, IP Global sold $623,700 principal amount of its $2,500,000 convertible note to Bleecker Holdings Inc. (“Bleecker”), an entity wholly-owned by Joseph J. Bianco, our Chairman of the Board, and sold an additional $6,300 principal amount of the note to one other unaffiliated entity. Under the terms of the sale, each of the purchasers paid an aggregate of $630,000 by delivery of their 5% recourse notes to IP Global.

NOTE 8 – LEASES

The Company presently has no long-term commitments for leases.

NOTE 9 – INVESTMENT IN SUBSIDIARIES

AdvisorShares Investments, LLC

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

Acquisition of Whyte Lyon Socratic, Inc.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”) to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  In addition, the Company will provide an additional $250,000 of working capital to Whyte Lyon.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

NOTE 10 – NOTES PAYABLE

Working Capital Loan with IP Global Investors Ltd.

Through September 30, 2009, we have borrowed an aggregate of $2,288,114 from the above lending source.  Effective May 1, 2009, the Company entered into a $1.343 million line of credit agreement with IP Global under which the Company was permitted to receive loans of up to $1,343,000, less $723,000 of prior advances that the Company received from IP Global between October 31, 2008 and April 30, 2009. In consideration for these advances, the Company: (i) agreed to pay 9% interest on all advances (including the prior advances), (ii) granted the lender the right to convert the note into our Class A Common Stock at $0.60 per share (subject to certain adjustments) and (iii) are obligated to pay certain fees to the lender.  Such fees include a $16,500 per month loan servicing fee which accrues and is payable on the maturity date of the note, and a CD release fee (to be paid if the lender arranges for an early payment on our CD with Global Bank of Commerce that matures November 2010 on terms satisfactory to us), payable in shares of our class A common stock determined by dividing $1,343,000 by the conversion price then in effect. All of the Company’s subsidiaries guaranteed payment of the note and the Company issued IP Global a lien on most of our accounts and our domain name to secure payment of the Note.  Additionally, the Company agreed to issue IP Global a warrant to purchase that number of shares of our Class A common stock equal to $1,343,000, divided by an exercise price of $0.60 per shares (subject to certain adjustments, including weighted average anti-dilution adjustments). No additional loans were advanced under the May 1, 2009 agreement.

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

Effective as of August 28, 2009, the Company, and IP Global and Equities Media Acquisition Corp. Inc., a principal stockholder of the Company, consummated the transactions under an amended and restated line of credit agreement pursuant to which such lenders agreed to provide the Company with an increased line of credit facility which superseded and restated in its entirety the prior May 2009 maximum $1.343 million credit agreement. Under the terms of the restated line of credit agreement, the Company is entitled to receive a maximum of $2.5 million of advances, less an aggregate of $723,000 of advances made through May 1, 2009 and a total $1,565,114 of additional advances made subsequent to May 1, 2009 (including the $1,275,000 paid to AdvisorShares on behalf of the Company through August 18, 2009 and an additional $150,000 of advances funded through August 28, 2009).  The Company intends to draw down the balance of such credit facility to provide it with additional working capital.  All obligations under the line of credit agreement have been guaranteed by Fund.com Capital Inc., Fund.com Technologies Inc. and Fund.com Managed Products Inc., all wholly-owned subsidiaries of the Company.

The terms and conditions of the amended and restated line of credit agreement were negotiated between the parties in July 2009. The advances made and to be made by the lenders under the line of credit agreement are evidenced by the Company’s 9% convertible note due August 28, 2010 (one year from the Closing Date).   The note is convertible at any time prior to its maturity date, at a conversion price of $0.21 per share into shares of Class B common stock of the Company. The conversion price was based on 90% of the volume weighted average price ("VWAP") of the Company's Class A Common's Stock, as traded on the FINRA OTC Bulletin Board for the 30 trading days immediately prior to July 6, 2009.

As part of the transactions contemplated by the line of credit agreement, the lenders or their designees received an option (expiring December 31, 2009) to purchase up to $5,000,000 of additional shares of Class A common stock of the Company at an exercise price of $0.21 per share, or approximately 23.8 million shares of Class A common stock if such purchase option is fully exercised. The price was also established on the same VWAP calculation. In addition, the Company issued to the lenders a warrant, expiring July 31, 2012, entitling the holder(s) to purchase an aggregate of 50% of the number of shares of Class A common stock that are purchased upon full or partial exercise of the above purchase option, at an exercise price of $0.315 per share, or 150% of the conversion price of the line of credit note. The exercise prices of the purchase option and the warrant are both subject to certain adjustments, including weighted average anti-dilution adjustments.

As a further inducement to the lenders to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lenders, or their designees, for no consideration, and granted the lenders or their designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

Management is currently in the process of evaluating the impact, if any, associated with the convertible note, option and warrant on the Company’s financial statements for the nine months ended September 30, 2009.  Based upon such evaluation, management will determine if such impact is material to its financial position, results of operations and earnings per share for the nine months ended September 30, 2009. In such event, the Company will amend its filing as deemed appropriate.

NOTE 11 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ending December 31, 2009.   The nature of these restatements and presentation as originally filed and as restated are presented below:

Consolidated Balance Sheets for the years ended December 31, 2008 and December 31, 2009

The assets included an item “Minority Interest” which has been revised to “Advances on behalf of minority shareholder” to more properly reflect the item.  No changes to financial information were made.

Consolidated Statement of Operations for the year ended December 31, 2008 and for the period September 20, 2007 (inception) through December 31, 2007.

The consolidated statement of operations was revised to in two areas.  The first was to include a column for September 20, 2007 (inception) through December 31, 2008 which had been omitted in the original filing.  Below is the presentation including the additional column:

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008,
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

		September 20, 2007	September 20, 2007
	Year Ended	(Inception) through	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$-	$-	$-

Costs of revenue	-	-	-

Gross profit	-	-	-

Operating expense	4,551,545	387,781	4,939,326

Loss from operations before interest income and
provision for (benefit from) income tax	(4,551,545)	(387,781)	(4,939,326)

Other income	1,754	-	1,754
Interest income	1,001,021	138,461	1,139,482
Income tax expense	-	(193)	(193)
	1,002,775	138,268	1,141,043

Minority interest	76,520	29,813	106,333

Net loss	(3,472,250)	(219,700)	(3,691,950)

Net loss per common share - basic and diluted (Class A & B)	$(0.07)	$(0.01)	$(0.07)

Weighted average number of shares outstanding:
during the year - basic and diluted (Class A)	43,829,002	34,050,000	43,829,002

Weighted average number of shares outstanding:
during the year - basic and diluted (Class B)	6,387,665	-	6,387,665

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

As originally filed:

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

As revised:

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008,
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007 AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

		September 20, 2007	September 20, 2007
	Year Ended	(Inception) through	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

Net loss	(3,472,250)	(219,700)	(3,691,950)

Net loss per common share - basic and diluted (Class A & B)	$(0.07)	$(0.01)	$(0.07)

Weighted average number of shares outstanding:
during the year - basic and diluted (Class A)	43,829,002	34,050,000	43,829,002

Weighted average number of shares outstanding:
during the year - basic and diluted (Class B)	6,387,665	-	6,387,665

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007

The consolidated statement of cash flows was revised to include a column for September 20, 2007 (inception) through December 31, 2008 which had been omitted in the original filing.  Below is the presentation including the additional column:

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

FUND.COM INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For nine months ended September 30, 2009 and 2008 and
for the period September 20, 2007 (inception) through September 30, 2009

NOTE 12 – SUBSEQUENT EVENTS

In preparing the Company’s financial statements, the Company evaluated events and transactions for potential recognition or disclosure through November 23, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 7, 2009.  Actual results may differ materially from those contained in any forward-looking statements. In addition, we expect that our Form 10-K/A dated August 7, 2009, as well as our quarterly reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, will be subject to certain amendments as a result of our recent receipt of a comment letter from the Securities and Exchange Commission.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our financial statements for the three and nine months ended September 30, 2009.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

Through our 60% owned AdvisorShares Investments LLC subsidiary (“AdvisorShares”), Fund.com Inc. (the “Company,” “we”, “us” or “our”) has developed an investment platform that originates actively managed exchange traded funds (“ETFs”) in conjunction with leading investment managers who are responsible for managing the assets within the ETFs we create. We believe the $600 billion ETF market continues to experience rapid growth and represents a widely accepted financial innovation.  We also publish information online about investment funds at www.fund.com. Our objective is to engage individual investors as an online educational and research resource and then to match their investment needs with fund product providers, including ETFs offered by investment managers that use our ETF platform. We earn investment management fees as a percentage of assets in our ETFs, which we share with the investment managers. We, therefore, have an economic incentive to assist in increasing assets under management through client referrals derived from our online businesses.

The business of AdvisorShares is to develop a diverse range of "actively managed" ETFs together with established third party asset managers, and to list these ETFs on the New York Stock Exchange, or a similar national or international securities exchange. The target clients of AdvisorShares are third party investment advisors who already manage clients' assets, have a favorable track record and desire to package their investment strategy using exchange-traded funds.  Under our business model, the investment manager acts as a “sub-advisor” to the fund and selects and supervises the investments of its individual ETF.  By accessing the AdvisorShares ETF platform, third party investment managers will be able to establish their own branded, or "white-labeled," ETF on a "turn-key" basis, wherein AdvisorShares is responsible, among other things, for the compliance and administration of the fund.  AdvisorShares and the investment manager share in the fee income, subject to a monthly minimum paid to AdvisorShares.

To date, we have used our ETF platform to complete one initial public offering in September 2009, known as the Dent Tactical ETF (NYSE: DENT), which is currently trading on the New York Stock Exchange.  The Dent Tactical ETF is sub-advised by H.S. Dent Investment Management LLC.  Harvey S. Dent previously sub-advised a $1.7 billion mutual fund known as the Dent Demographic Trends Fund.  We currently have 2 additional ETFs in registration with the Securities and Exchange Commission, and we expect such ETFs to commence trading on the New York Stock Exchange in the near future. We are also in discussions with established investment managers that represent what we believe is a diversified series of investment strategies and assets classes such that, if we are able to create and market ETFs with them, it will enable us to offer a diversified selection of actively managed investment products to select from.

We believe that investing in a publicly traded ETF significantly enhances the individual investor’s liquidity as, unlike a mutual fund or hedge fund, the investor can buy and sell the ETF as a listed security on a major stock exchange, such as the NYSE.  We also believe that investment managers will be able to increase their assets under management and improve their client distribution opportunities, as publicly traded ETFs showcase the investment track record of the investment manager and its clients are able to allocate money to the investment manager simply by buying the ETF.

The AdvisorShares acquisition enhances our strategic goal of connecting individual investors with appropriate diversified investment products and to also assist asset fund managers in building client assets under management by connecting them to individual investors..  We believe that ETFs are one of the most significant products developed since money market funds in the 1970’s with ETF asset growth approaching $660 billion as of August 2009. We also believe that economic conditions for ETFs continue to be highly favorable in the United States inasmuch as ETFs are the mutual fund industry's fastest-growing marketplace. Over the past 12 months, ETF assets increased $70.9 billion, or 12.1%. According to Tiburon Strategic Advisors, there are currently 10,466 RIAs in the United States that manage $37.5 trillion in professionally managed assets. The Company believes that many of these RIAs are potential partners for AdvisorShares.

On November 5, 2009, we entered into a non-binding letter of intent with Weston Capital Management LLC ("Weston") and its majority shareholders for the acquisition of an equity interest from an institutional shareholder and its founder.  Weston is a registered investment advisor that manages approximately $1.0 billion for investment primarily in other investment funds, and also provides “seed” capital for new fund products.  We believe that AdvisorShares and Weston are complimentary businesses since Weston will gain access to larger target markets through AdvisorShares created exchange-traded products and AdvisorShares will benefit from the fund distribution experience of Weston.

The acquisition of Weston is subject to a number of conditions, including execution of definitive agreements, completion of satisfactory due diligence by all parties and our accessing the funds necessary to complete our purchase of an equity interest in Weston.  There can be no assurance that we will be able to consummate the acquisition of an equity interest in Weston or that, if consummated, that such investment will prove profitable to our company.

In addition to our AdvisorShares business, and consistent with our focus of providing on-line financial content, the Company recently consummated two strategic investments.  They consisted of the acquisition of 100% of the capital stock of Whyte Lyon Socratic Inc., d/b/a “The Institute of Modern Economy,” a Delaware corporation (“Whyte Lyon”) and an investment in the equity of Vensure Employer Services, Inc., an Arizona corporation (“Vensure”).  Both transactions were consummated on November 2, 2009, but were deemed to be effective as of September 29, 2009.

Whyte Lyon is a development stage online provider of financial literacy video content delivered over the Internet. Sometimes referred to as distance learning, such remote educational content is designed to assist on-line students to:

• develop the necessary skills to understand financial transactions and financial markets;
• develop money management skills to help them manage their income and wealth; and
• reach particular goals, including homeownership, debt reconciliation, or improved credit reports.

As part of that transaction, Whyte Lyon's president Joseph J. Bianco was named chairman of the board of directors of our Company. Mr. Bianco is private investor and chairman of Educational Investors, Inc.  From 1990 to 1996 he served as the Chief Executive Officer of New York Stock Exchange-listed Alliance Entertainment, then the world's leading independent distributor of CD music. His business experience has spanned many industries: He founded and chaired British Performance Car Imports, Inc., the exclusive U.S. distributor of Lotus Performance Cars, which he sold to General Motors, and was chairman of Cognitive Arts, Inc., a leading creator of educational software. He graduated from Yale Law School in 1975; he was an editor of the Yale Law Journal.

Simultaneous with our acquisition of Whyte Lyon, we purchased an equity interest in Mesa, AZ.-based Vensure Employer Services, Inc., a professional employer organization, or PEO, located in Mesa, Arizona.  Vensure provides a broad range of services to small and medium-sized businesses, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, employee training and development services and retirement obligations, including a retirement services product line that offers a variety of options to clients like 401(k) plans, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans.

According to information furnished by Vensure, as of September 25, 2009, Vensure directly employed or acted as co-employer for approximately 4,000 employees provided to approximately 269 business clients, up from approximately 2,100 employees and 182 clients as of January 1, 2009.

Vensure’s target clients are small and medium sized businesses in the United States with fewer than 100 employees.  Vensure advises that there are approximately 9.4 million employers in the geographic markets that it is capable of servicing, of which more than 99% have fewer than 100 employees.  Based on publicly available industry data, Vensure estimates that all independent PEOs and other payroll processors serve approximately 15% of the potential businesses in this market, with much of the unpenetrated market composed of businesses with ten or fewer employees.

We believe that Vensure’s target market is large and therefore provides a significant potential growth opportunity for Fund.com.

•	The PEO industry generates approximately $51 billion in gross revenues annually;
•	The Harvard Business Review recognized the PEO industry "the fastest growing business service in the United States during the 1990s;
•	US Department of Labor Statistics predicts that by the year 2020, more than half of American employees will be employed by Professional Employer Organizations (PEO);
•
The US Small Business Administration (SBA) found the average annual cost of regulation, paperwork and tax compliance for companies with fewer than 500 employees is about $5,000 per employee. For companies with more than 500 employees, the cost is about $3,400 an employee;

•
According to the Office of the Chief Counsel for Advocacy of the U.S. Small Business Administration, small businesses face an annual regulatory cost of $7,647 per employee, which is 45 percent higher than the regulatory cost facing large firms (defined as firms with 500 or more employees); and

•	An SBA study estimated that the average small business owner spends between 7% and 25% of his or her time handling employee-related paperwork.

As a result of our investment in Vensure, we will be able to offer our products to the employees of Vensure, including The Institute of Modern Economy online educational courses, to assist them in managing their personal finances and retirement goals and access other investment products we may be able to provide. The National Council on Economic Education reported that 33% of employees increased their contributions to their retirement savings plan after having received financial education.   In addition, subject to compliance with all federal and state securities and tax laws and regulation, we intend to offer our AdvisorShares ETF products to Vensure employees for their individual retirement savings plans.

As further described in this report under “Liquidity and Capital Resources” and as described in our Form 8-K, dated November 5, 2009, we purchased 100% of the capital stock of Whyte Lyon in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  In addition, the Company agreed to provide by November 30, 2009 an additional $250,000 of working capital to Whyte Lyon.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009, and Joseph J. Bianco, the principal stockholder of Whyte Lyon became Chairman of the Board of Directors of the Company.

As further described in this report under “Liquidity and Capital Resources” and as described in our Form 8-K, dated November 5, 2009, our investment in Vensure consists of the Company’s purchase of 218,888.33 shares of participating convertible Series A preferred stock of Vensure, having a liquidation value of $100.00 per share.  In addition, and as a material element of our investment in Vensure, the Company and Whyte Lyon entered into a Content Agreement with Vensure pursuant to which online educational content will be supplied to Vensure employees.  Through our Whyte Lyon subsidiary, we will be paid content licensing fees. The online content will include a range of financial education content, including content on savings and retirement planning designed to enhance our business.

Our plan of operation is to continue the further development of our website. This may include certain capital expenditures for technology, content and database management, including certain online advertising systems and affiliate marketing systems that management believes will assist in executing our customer acquisition business plan. Our website is anticipated to evolve over time as we introduce new content and features and generally seek to improve the customer experience. Our website was launched in March 2009 with the full planned feature set accessible at www.fund.com. We continue to seek strategic relationships that will further enhance the website development and usage.

We have outsourced our technology to operate our online network and supporting systems on servers at a secure third-party co-location facility in the Colorado area. This third-party facility is manned, and our infrastructure and network connectivity monitored continuously, on a 24-hour a day, 365-day a year basis. This facility is powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The vast majority of the information presented on www.fund.com, including backend databases that serve and store information, will be stored in and delivered from server farms.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that revenues earned from lead generation will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the development of www.fund.com and marketing efforts, which may also include bank borrowing, or a private placement of securities. However, other than our agreement with IP Global, Investors Ltd.., as discussed below, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

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

The Company considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and future that may have a material effect and has quantified them where possible. Specifically, the Company considers risk of variability with changes in contract which may affect the recognition of income and also the possibility of changes in the tax code which may affect the long term rates of return.

Our significant accounting policies are as follows:

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Accounting Standards Codification (ASC) 915 Development Stage Entities.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum, for a term of three years.  Accrued interest of $500,000 and $500,000 has been recorded for the six months ended June 30, 2009 and 2008, respectively.  Pursuant to a securities purchase agreement dated September 24, 2009 which the Company entered into with Vensure Employer Services, Inc., the rights were assigned to receive payments under the Certificate of Deposit to Vensure, effective as of September 29, 2009 for certain consideration.  In October 2009, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the certificate of deposit for a 10 year 6.5% annuity contract issued by a third party, and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

Investments

The Company’s investments consist of marketable equity securities.  All investments are initially recorded at cost.  After initial recognition, investments, which are classified as fair value through income, are measured at fair value.

For investments that are actively traded in organized financial markets, fair value is determined by reference to stock exchange bid market prices at the close of business on the balance sheet date.

All marketable security transactions are recognized on the trade date.  Fair value and realized gains and losses adjustments are recorded in the statement of operations.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the nine months ended September 30, 2009 and 2008.

Research and Development

Costs are expensed as incurred.  There were no research and development expense for the nine months ended September 30, 2009 and 2008.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation.

The ASC   provides  that instruments  that  were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification) of those instruments  will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

Results from Operations

The following tables show the results of operations of our business.

Comparison of the three months ended September 30, 2009 and 2008

Three Months Ended September 30	2009	2008
Sales	$200,000	$-
Cost of Sales	$-	$-
Total Expenses	$1,606,879	$1,265,268
Other income (expense)	$214,187	$250,469
Income taxes	$-	$-
Net income (loss)	$(1,082,220)	$(1,003,685)

Results of Operations for the Three Month Periods ended September 30, 2009 and 2008

We reported a net loss of $1,082,220 and $1,003,685 for the three-month periods ending September 30, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the three-month period ending September 30, 2009, we incurred $1,606,879 in operating costs.  This amount includes $535,400 related to compensation expense for stock options, $87,100 related to legal and professional fees, $376,600 related to payroll and benefits for the officers of the Company, and $153,900 for consulting expenses.

For the three-month period ending September 30, 2008, we incurred $1,265,268 in operating costs.  This amount includes $401,200 related to compensation expense for stock options, $144,000 related to legal and professional fees, $239,700 related to payroll and benefits for the officers of the Company, $438,100 for consulting expenses.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $250,000  for each three-month period ended September 30, 2009 and 2008, respectively.

Comparison of the nine months ended September 30, 2009 and 2008

Nine Months Ended September 30	2009	2008
Sales	$220,267	$-
Cost of Sales	$-	$-
Total Expenses	$3,915,967	$3,029,314
Other income (expense)	$714,420	$750,937
Income taxes	$-	$-
Net income (loss)	$2,707,658)	$(2,238,893)

Results of Operations for the Nine Month Periods ended September 30, 2009 and 2008

We reported a net loss of $2,707,658 and $2,238,893 for the nine-month periods ending September 30, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the nine-month period ending September 30, 2009, we incurred $3,915,967 in operating costs.  This amount includes 1,554,200 related to compensation expense for stock options, $358,600 related to legal and professional fees, $1,011,900 related to payroll and benefits for the officers of the Company, and $383,500 for consulting expenses.

For the nine-month period ending September 30, 2008, we incurred $3,029,314 in operating costs.  This amount includes $962,200 related to compensation expense for stock options, $466,600 related to legal and professional fees, $565,300 related to payroll and benefits for the officers of the Company, $724,000 for consulting expenses and $129,000 related to promotional and public relations expense.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $750,000 for each nine-month period ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

On September 30, 2009, the Company had cash of $602,143 and a working capital deficit of approximately $4,135,000.  We will require additional funding in order to meet operating expenses and our development plan.

We were originally incorporated as Eastern Services Holdings, Inc.  In January 15, 2008 we merged with Meade Technologies Inc., following which we changed our corporate name to Fund.com Inc.  In each case, before giving effect to the 9-for-1 dividend on our Class A Common Stock and Class B Common Stock, in November 2007, we sold an aggregate of 10,350,000 shares of our common stock to eight accredited investors in a private placement at a price of $2.00 per share and received gross proceeds of $20,700,000, and we sold 5,000,000 shares of our common stock and 2,500,000 shares of our Series A Preferred Stock to an accredited investor and received gross proceeds of $10,000,000.  Substantially all of the proceeds from the sale of the Series A Preferred Stock transaction were used to acquire the domain name www.fund.com.

Following the merger, we had authorized a total of 110,000,000 shares of common stock, par value $0.001 per share, of which 100,000,000 shares were authorized as Class A Common Stock, 10,000,000 shares were authorized as Class B Common Stock.  In addition, 10,000,000 shares were authorized as Preferred Stock.

On September 2, 2009, the Company amended and restated its certificate of incorporation to increase its authorized capital stock from 120,000,000 shares to 320,000,000 shares, of which 300,000,000 shares are designated as Class A common stock, 10,000,000 shares are designated as Class B common stock and 10,000,000 shares are designated as preferred stock.  Each share of Class A common stock has one vote.  Each share of Class B common stock has 10 votes, votes together with the Class A common stock, and is convertible by the holder at any time upon 61 days prior written notice into ten shares of Class A common stock.  The authorized shares of preferred stock may be issued by the board of directors from time to time in one or more series and the board of directors has the authority to fix the powers, designations rights, preferences and limitations of any class or series of such preferred stock.

As at September 30, 2009, 43,612,335 shares of Class A Common Stock were outstanding, 6,387,665 shares of Class B Common Stock were outstanding and no shares of Preferred Stock were outstanding.

In connection with a financing consummated with IP Global Investors Ltd. described below, we issued IP Global our $2,500,000 convertible note that may be converted at any time at $0.21 per share into 11,904,761 shares of our Class B common stock.

 Securities Purchase Agreement with National Holdings Corporation

On April 8, 2009, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company agreed to provide a minimum $5 million financing to NHC (the “Financing”) exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share. The Company provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note would have automatically converted into shares of Series C Preferred Stock upon consummation of the Financing or, if the Company was unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price. We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement. On May 15, 2009, our $500,000 NHC limited recourse note was converted into 666,666 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF. At September 30, 2009, the $500,000 note had not been repaid.  On November 3, 2009, GAF and the Company settled the $500,000 obligation by transferring the pledged stock to GAF.

The Company was unable to obtain the requisite funding to make the $5.0 million investment in NHC and consummate the Financing.  Accordingly, the Purchase Agreement has been terminated.

Working Capital Loan

For the past nine months we have relied on loans and advances from IP Global Investors Ltd., a privately owned intellectual property finance company, to provide us with working capital to pay our operating expenses.  Through September 30, 2009, we have borrowed an aggregate of approximately $2,288,114 from this lending source.

Effective as of August 28, 2009, the Company, and IP Global and Equities Media Acquisition Corp. Inc., a principal stockholder of the Company, consummated transactions under a line of credit agreement pursuant to which IP Global provided the Company with a $2,500,000 line of credit facility which superseded and restated in its entirety a prior $1.343 million credit agreement with IP Global entered into as of May 1, 2009.  Under the terms of the restated line of credit agreement (which was negotiated and agreed upon in early July 2009), the Company is entitled to receive a maximum of $2,500,000 of advances, less an aggregate of $723,000 of advances made through May 1, 2009 (including the 1,275,000 paid to AdvisorShares on behalf of the Company through August 18, 2009 and an additional $150,000 of advances funded through August 28, 2009).  As of September 30, 2009, the Company has borrowed an aggregate of approximately $2,288,114 under the line of credit, including $1,275,000 paid to AdvisorShares on behalf of the Company.  All obligations under the line of credit agreement have been guaranteed by Fund.com Capital Inc., Fund.com Technologies Inc. and Fund.com Managed Products Inc., all wholly-owned subsidiaries of the Company.

The advances made under the line of credit agreement are evidenced by the Company’s 9% convertible note due August 28, 2010 (one year from the Closing Date).   The note is convertible at any time prior to its maturity date, at a conversion price of $0.21 per share into shares of Class B common stock of the Company. The conversion price was established based on the public price of Fund.com at the time the parties reached agreement, the price being based on a quantitative formula equal to 90% of the volume weighted average price (VWAP) of the Fund.com stock price as quoted on the OTC Bulletin Board for the thirty days prior to July 6, 2009.

As part of the transactions contemplated by the line of credit agreement, the lenders or their designees received an option (expiring December 31, 2009) to purchase up to $5,000,000 of additional shares of Class A common stock of the Company at a price of $0.21 per share, or approximately 23.8 million shares of Class A common stock if such purchase option is fully exercised. The price was also established on the same VWAP calculation. In addition, the Company issued to the lenders a warrant, expiring July 31, 2012, entitling the holder(s) to purchase an aggregate of 50% of the number of shares of Class A common stock that are purchased upon full or partial exercise of the above purchase option, at an exercise price of $0.315 per share.  The exercise prices of the purchase option and the warrant are both subject to certain adjustments, including weighted average anti-dilution adjustments.

As a further inducement to the lenders to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lenders, or their designees, for no consideration, and granted the lenders or their designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

On November 2, 2009, IP Global sold $623,700 principal amount of its $2,500,000 convertible note to Bleecker Holdings Inc. (“Bleecker”), an entity wholly-owned by Joseph J. Bianco, our Chairman of the Board, and sold an additional $6,300 principal amount of the note to one other unaffiliated entity. Under the terms of the sale, each of the purchasers paid an aggregate of $630,000 by delivery of their 5% seven year recourse notes to IP Global.

Certificate of Deposit from Global Bank of Commerce

On November 9, 2007, Meade Capital, Inc., a wholly owned subsidiary of Meade Technologies Inc. (both privately owned companies not affiliated with our Company at that time), invested in a $20,000,000 three-year Certificate of Deposit issued by an Antigua bank, the Global Bank of Commerce (“Global Bank”). Global Bank is an affiliate of one of our stockholders (GBC Wealth Management Limited).  This investment was made prior to completing the merger of Meade Technologies with Eastern Services Holdings, Inc. which occurred on January 15, 2008 and prior to current management’s employment with our Company.  As part of the merger, the Company’s name was changed to Fund.com Inc, and its subsidiary’s name to Fund.com Capital.

The certificate of deposit accrues earned interest at 5% per annum for the term of three years and is due and payable, together with accrued interest, on November 9, 2010.  With accrued interest, the amount of the certificate of deposit was $21,888,333 as of September 30, 2009.  As disclosed in our Form 8-K filed with the SEC on January 17, 2008, Global Bank had the right, pursuant to its November 2007 agreement with our Company to exchange the certificate of deposit at any time prior to its maturity for a long-term annuity contract to be issued by a third party acceptable to Global Bank.

Fund.com Capital Inc. (then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structure products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and Global Bank’s right to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

Consistent with the above strategy, pursuant to the Company’s investment in and transaction with Vensure Employer Services, Inc. (as described below under the heading “Investment in Vensure Employer Services, Inc.”), as payment for the Series A preferred stock of Vensure, the Company transferred and assigned its rights under the certificate of deposit to Vensure, effective as of September 29, 2009.  In October 2009, Global Bank advised the Company of its intention to exercise its contractual rights to exchange the certificate of deposit for a ten year 6.5% annuity contract in the amount of the certificate of deposit plus accrued interest issued by a third party. On November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

Purchase and Contribution Agreement with AdvisorShares

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

On August 18, 2009, the Company consummated payment in full of the $1,000,000 due to AdvisorShares for achieving the first milestone under the Agreement.  The funding was provided to the Company by IP Global and Equities Media, a principal stockholder of the Company, under the amended and restated $2.5 million line of credit facility described above. The Company does not currently have the capital or resources to make the additional $2,725,000 in payments to AdvisorShares following AdvisorShares’ achievement of the remaining milestones.  In order to obtain funds to satisfy the remaining payment obligations to AdvisorShares (assuming the remaining milestones are achieved), we may utilize any of several potential options, including cash on hand from operating results, the issuance of debt or equity securities, or a combination thereof.  No assurance can be given that we will have available cash on hand from operating results or be able to obtain additional financing on favorable terms, if at all.  Moreover, the Company cannot predict with certainty if and when the remaining milestones for total assets under management will be met by AdvisorShares.

We anticipate that our cash requirements for the next 12 months for expenses related to infrastructure, business development and accounts payable should be approximately $2,000,000.  We believe proceeds from the sale of both equity and debt instruments will be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next few months.  However, there can be no assurance that the sale of equity or notes will take place.  To the extent that we do not generate sufficient revenues, we will be forced to reduce our expenses and/or seek additional financing.  As of November 13, 2009 there were no commitments for long-term capital expenditures.

Investment in Vensure Employer Services, Inc.

On September 24, 2009, we and Vensure Employer Services, Inc. (“Vensure”) entered into a securities purchase agreement (the “Venture Purchase Agreement”). Consummation of the transactions contemplated by the Vensure Purchase Agreement occurred on November 2, 2009; provided, that for all purposes the Closing Date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.

Under the terms of the Venture Purchase Agreement, we agreed to sell and assign to Vensure, our right to receive payments under the original $20.0 million certificate of deposit issued in November 2007 by Global Bank in exchange for consideration consisting of (a) 218,883.33 shares of Series A participating convertible preferred stock of Vensure (the “Series A Preferred Stock”), and (b) a seven year content agreement (the “Content Agreement”) among Vensure, Vensure Retirement Administration, Inc., a whole owned subsidiary of Vensure, our company and Whyte Lyon Socratic, Inc. (“Whyte Lyon”). In October 2009, we were orally advised by Global Bank of its intention to elect to exercise its contractual rights to exchange and swap its obligations under the certificate of deposit for a ten year 6.5% annuity contract issued by a third party.  We notified Vensure of the banks election (which was subsequently confirmed in writing), and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

The Vensure Series A Preferred Stock:

• has a liquidation value of $100 per share or $21,888,333 as to all 218,883.33 shares;
• is senior to all other capital stock of Vensure;
• pays dividends as and when declared by the board of directors of Vensure on its common stock;
·on a “sale of control” (as defined) of Vensure to any unaffiliated third party, in addition to receipt of the first $21,888,333 of consideration payable in respect of Vensure capital stock, participates with the holders of the common stock to the extent of 25% of all additional consideration paid or payable in excess of the maximum $21,888,333 liquidation value of the Series A Preferred; and
·is convertible at any time after September 30, 2012 upon 61 days prior notice to Vensure into either 25% of the common stock of Vensure; provided, that the board of directors of Vensure may (subject to the Series A Preferred stockholder’s right to rescind its conversion notice) require that the shares of Series A Preferred Stock convert into a maximum of 49.5% of the capital stock of Vensure Retirement Administration, a wholly-owned subsidiary of Vensure.

     Under the terms of a related stockholders agreement among the Company, Vensure and the Vensure stockholders, the Company is entitled to designate two members of the board of directors of Vensure. The stockholders agreement also contains customary buy/sell and related provisions in the event of sales of any shares of Vensure.  The Series A Preferred Stock also contains certain protective provisions that requires the approval of the Company or its designees on the board of directors of Vensure before Vensure may implement or commit to certain actions, including:

• the issuance of securities senior to or on a par with the Series A Preferred Stock;
• the issuance of any additional capital stock of Vensure;
• any change it’s the fundamental nature of its business;
• the acquisition of the assets or securities of other parties; or
• the sale or pledge of substantial assets; or
• any material changes in compensation of senior executive officers.

In addition to its receipt of the Series A Preferred Stock, the Company has received the benefits of the Content Agreement.  Under the terms of the Content Agreement, the Company and Whyte Lyon will provide all existing and future employees, co-employees and other associates (collectively, the “End Users”) of Vensure, its subsidiaries and affiliates, as well as Vensure clients (collectively, the “Venture Group”) with access to on-line educational content to be streamed to such End-Users from the website(s) of the Vensure Group.  Such Content, to be designated and branded as “Vensure University,” “The Money School” or other brand name acceptable to the parties to the Content Agreement, will include up to 84 five to seven minute educational course segments on personal finance management, financial products and other related financial topics as are approved by Vensure and the Company.  Course segments may also include safety training, health care and other topics of interest to workers and the work place.

In consideration for providing the Content, the Vensure Group is required to pay the Company and its Whyte Lyon subsidiary an access fee of $19.95 per month (the “Monthly Access Fee”) for each End-User who has access to the Content from the website(s) of the Venture Group, whether or not such End-User actually clicks on such website and views the Content.  Based on the current Vensure employment complement of approximately 4,000 employees or co-employees, this represents approximately $80,000 a month in anticipated revenues to the Company from such Monthly Access Fee as soon as the initial Content is provided.  The Company and its subsidiary have agreed to deliver approximately three course segments during each calendar quarter commencing with the quarter ending March 31, 2010 and ending December 31, 2016. Following October 2012, the $19.95 Monthly Access Fee is subject to renegotiation at the option of Vensure.

Our board of directors considered a number of factors in exercising its business judgment to consummate the investment in Vensure, including, among other things, the likelihood that the Global Bank certificate of deposit would not be paid on its November 2010 maturity date as was disclosed as a potential risk in the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2008. In addition, the Company considered the potential lack of liquidity arising from the proposed exchange for a long-term investment instrument.

Acquisition of Whyte Lyon Socratic, Inc.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”) to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  In addition, the Company will provide an additional $250,000 of working capital to Whyte Lyon.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

           Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

           We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Conclusions

Based upon the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2009 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. They concluded that the Company’s disclosure controls were ineffective due to the inability to timely file the annual report on Form 10-K and the material weaknesses in its internal controls over financial reporting as described below, which led us to file our 10-K late.  The actions being taken to address these ineffective disclosure controls and procedures are set forth below. Based upon the Evaluation, our CEO and CFO also concluded that our internal controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, as more fully described below.

Management determined that, as of September 30, 2009, the Company did not maintain effective internal control over financial reporting.  Management identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes (a material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis):

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

PART II

ITEM 1.              LEGAL PROCEEDINGS

As of September 30, 2009, there were no legal actions pending against us, or any subsidiary, or of which our property, or the property of any subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

Our subsidiary, AdvisorShares Investments, LLC is currently not involved in any legal proceedings.

Notwithstanding the foregoing, an arbitration proceeding was commenced on November 7, 2008 against Mr. Noah Hamman, AdvisorShares' CEO and part owner ("Member") of Arrow Investment Advisors, LLC ("Arrow"), by Arrow.  The arbitration was commenced pursuant to the provisions of the LLC Operating Agreement of Arrow and brought under the auspices of the International Institute for Conflict Prevention and Resolution in New York, as required under the LLC Operating Agreement. The arbitration involves the other Members of Arrow who have asserted an ownership claim regarding Mr. Hamman's ownership interest in AdvisorShares.   Such Members claim that AdvisorShares’ business is based on the improper usurpation and conversion by Mr. Hamman of Arrow’s corporate opportunities and assets, including the business of AdvisorShares.  The arbitration hearing is currently scheduled for December 14, 2009 and a decision is expected approximately 30 days thereafter.

If the other Members of Arrow prevail on their claims, this could impact the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could lose his 40% interest in AdvisorShares to Arrow.   In addition, if Arrow prevails, Arrow could assert other claims including that the Purchase and Contribution Agreement (to which we are a party) was inappropriately executed and seek to nullify the obligations associated with that agreement. In such event, we could lose our investment in AdvisorShares and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares. Although we would vigorously defend against any award in the arbitration that would cause us to lose our investment in AdvisorShares, there is no assurance that we would be successful in such defense, or if required, in locating or consummating an appropriate alternative acquisition transaction.

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.

ITEM 1A.          RISK FACTORS

           There have been no material changes to the risks to our business described in our Annual Report on Form-10-K/A for the year ended December 31, 2008 filed with the SEC on August 7, 2009.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of August 28, 2009, the board of directors of the Company authorized and granted to Lucas Mann, its former director and officer, a stock award in the amount of 964,285 shares of the Company’s Class A Common Stock, (the “Mann Shares”), along with a similar grant and award of 964,285 shares of the Company’s Class A Common Stock, to Daniel Klaus, its former director (the “Klaus Shares”), each valued at $0.21 per share in lieu of 50% of an aggregate of $405,000 of past due consulting payments owed by the Company to Fabric Group, LLC (“Consultant”) pursuant to the terms of that certain Consulting Agreement between the Company and Consultant dated as of February 1, 2008, as amended as of March 9, 2009 (the “Consulting Agreement”).   The Mann Shares and Klaus Shares are fully vested and owned by Messrs. Mann and Klaus, respectively, as of August 28, 2009.  Messrs. Mann and Klaus agreed that they cannot sell, pledge, hypothecate, transfer or assign the Mann Shares and Klaus Shares, respectively, until April 30, 2010 (the “Lockup Expiration Date”) and that they will not publicly sell, in any one month, a number of their Mann Shares and Klaus Shares, respectively, that exceed 100% of the average weekly trading volume of Company shares, during the immediately preceding month. In addition, the Company has the irrevocable option, exercisable at any time and from time to time until the Lockup Expiration Date, to redeem the Mann Shares and Klaus Shares, respectively, at a purchase price of $0.21 per share.  Based upon the foregoing, the Mann Shares and Klaus Shares are being held in escrow pending the expiration of the Lockup Expiration Date.

In October 2009, we issued options (the “Options”) to purchase an aggregate of 1,600,000 shares of Class A common stock which was approved by our board of directors on May 14, 2009 under our Amended and Restated 2007 Stock Incentive Plan to the following directors and officers, and in the following amounts, as compensation for services performed and to be performed on behalf of our company:

Grantee	Number of Options
Gregory Webster	750,000
Philip Gentile	250,000
Michael Hlavsa	250,000
Ivar Eilertsen	300,000
Raul Biancardi	50,000

     The Options are exercisable at a price of $0.60 per share for a period of 5 years from the date of grant.  The Options vest as follows: (i) 1/3rd on May 14, 2009; (ii) 1/3rd on May 14, 2010; and (iii) 1/3rd on May 14, 2011.

In October 2009, we issued 100,000 restricted shares of our Class A common stock to Gregory Webster which was approved by our board of directors on May 14, 2009 under our Amended and Restated 2007 Stock Incentive Plan as compensation for services performed and to be performed on behalf of our company.  In addition, on May 14, 2009 our board of directors approved the issuance of an additional 150,000 restricted shares of our Class A common stock to Gregory Webster as compensation for services performed and to be performed on behalf of our company which vest as follows: (i) 75,000 on May 14, 2010; and (ii) 75,000 on May 14, 2011.

On November 2, 2009, IP Global sold $623,700 principal amount of its $2,500,000 convertible note to Bleecker Holdings Inc. (“Bleecker”), an entity wholly-owned by Joseph J. Bianco, our Chairman of the Board, and sold an additional $6,300 principal amount of the note to one other unaffiliated entity. Under the terms of the sale, each of the purchasers paid an aggregate of $630,000 by delivery of their 5% seven year recourse notes to IP Global.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Fund.com Inc. or executive officers of Fund.com Inc., and transfer was restricted by Fund.com Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.             DEFAULTS ON SENIOR SECURITIES

           As reported in the Company’s Form 8-K dated April 8, 2009, Global Asset Fund Limited a company organized under the laws of the British Virgin Islands (:GAF”) made a $500,000 demand loan to the Company to provide it with funds to provide initial financing to National Holdings Corporation.  As collateral to secure the loan, the Company pledged a $500,000 limited recourse note of National Holdings Corporation to GAF.  On May 15, 2009, pursuant to its terms, the National Holdings Note was converted into 666,666 shares of the common stock of National Holdings which were pledged to GAF.  At September 30, 2009, the $500,000 note had not been repaid.  On November 3, 2009, GAF and the Company settled the $500,000 obligation by transferring the pledged stock to GAF.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to our security holders during the period covered by this report.

ITEM 5.             OTHER INFORMATION

           None.

ITEM 6.             EXHIBITS

           The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2009	FUND.COM INC.

/s/ Gregory Webster
Gregory Webster
Chief Executive Officer (Principal Executive Officer)