Form 10-K/A
period 2008-12-31
FUND.COM INC.
filed 2009-11-30
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on November 20 , 2009 was 46,115,905 shares of Class A Common Stock and 6,387,665 shares of Class B Common Stock.

Documents incorporated by reference:  None.

EXPLANATORY NOTE

Fund.com Inc.  (the “Company”) is filing this Amendment No.  2 to its Annual Report on Form 10-K /A for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009 (the “Original Form 10-K”) and amended on August 7, 2009 (“Amendment No. 1”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of November 12 , 2009.

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

Forward-Looking Statements and Associated Risks
Part I – Item 1. Business.
Part I – Item 1A. Risk Factors .
Part I – Item 3. Legal Proceedings.
Part II – Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Part II – Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II – Item 8. Financial Statements and Supplementary Data.
Part III – Item 15. Exhibits, Financial Statement Schedules.

Except as set forth above, all other information in the Company’s Original Form 10-K and Amendment No. 1 remain unchanged . The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

About AdvisorShares

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”), Wilson Lane Group, LLC, and Noah Hamman, the Managing Member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 Units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares upon the achievement of certain milestones relating to AdvisorShares’ receiving from the Securities and Exchange Commission (the “SEC”) of its notice (the “SEC Exemptive Order”) regarding the approval of the application for exemptive relief and total assets under management. In connection with our acquisition of 60% of the equity interests in AdvisorShares, we entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares. The Company currently owns 60% of the outstanding units of AdvisorShares after the initial contribution of $275,000 by the Company. The Company will maintain its ownership of 60% of the outstanding units of AdvisorShares irrespective of AdvisorShares receiving exemptive relief from the SEC or AdvisorShares achieving any additional milestones.  However, failure to pay the $1,000,000 to AdvisorShares for achievement of the first milestone, if and when exemptive relief is granted by the SEC, could result in the Company forfeiting up to approximately 93% of its equity interest in AdvisorShares and a removal of the Company’s appointed Class A Director.

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

On March 12, 2009, AdvisorShares and the Trust filed a registration statement with the Securities and Exchange Commission to register under the Securities and Exchange Act of 1933 and the Investment Company Act of 1940, the initial ETF to be offered by the Trust to be known as the (ticker: DENT) Dent Tactical ETF (the “Initial Fund”). AdvisorShares will act as the investment advisor to the Fund and the day-to-day portfolio management of the Fund will be provided by HS Dent Investment Management LLC, a registered sub-advisor to the Fund.  HS Dent Investment Management LLC was previously affiliated with the AIM Dent Demographic Trends Fund, a fund registered under the Investment Company Act of 1940, as amended, with reported assets of approximately $1.0 billion.

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

Fund.com Capital Inc.

Fund.com Capital Inc. (then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structured products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and Global Bank’s right to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

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

Structured Products .  Fund.com Capital Inc. (then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structured products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and Global Bank’s right to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

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

Our activities may include, among other things, the offering of stand-alone services providing fund recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, we may in the future be required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940. Investment advisors are subject to Securities and Exchange Commission regulations covering all aspects of the operation of their business, including, among others:

•advertising,
•record-keeping,
•conduct of directors, officers and employees, and
•supervision of advisory activities.

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

The success of our and AdvisorShares’ business plan is contingent upon the effectiveness of a registration statement submitted by AdvisorShares to the SEC on March 12, 2009 and the grant by the SEC of exemptive relief from the requirements of the Investment Company Act of 1940 pursuant to an application submitted by AdvisorShares on January 18, 2008. If the SEC does not declare such registration statement effective or grant such exemptive relief, AdvisorShares may not be able to carry out its business planand would not continue as a going concern, in which case we will lose our investment and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares.

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

If Arrow Investment Advisors, LLC prevails in its arbitration proceeding against Mr. Noah Hamman, AdvisorShares Investments LLC’s chief executive officer and part owner of Arrow, this could impact the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could lose his 40% interest in AdvisorShares to Arrow.   In addition, if Arrow prevails, Arrow could assert claims that the Purchase and Contribution Agreement (to which we are a party) was inappropriately executed and seek to nullify the obligations associated with such agreement.  In either case, we will lose our investment in AdvisorShares and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares.

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

Our activities may include, among other things, the offering of stand-alone services providing fund recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, we may in the future be required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect our business, results of operations and financial condition. Investment advisors are subject to Securities and Exchange Commission regulations covering all aspects of the operation of their business, including, among others:

•advertising,
•record-keeping,
•conduct of directors, officers and employees, and
•supervision of advisory activities.

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

Our subsidiary , AdvisorShares Investments, LLC is currently not involved in any legal proceedings.

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

If the other Members of Arrow prevail on their claims, this could impact the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could lose his 40% interest in AdvisorShares to Arrow.   In addition, if Arrow prevails, Arrow could assert other claims including that the Purchase and Contribution Agreement ( to which we are a party ) was inappropriately executed and seek to nullify the obligations associated with that agreement. In such event, we could lose our investment in AdvisorShares and have to undergo the process of seeking another acquisition that could provide us with the results we hope to receive from acquiring our membership interest in AdvisorShares. Although we would vigorously defend against any award in the arbitration that would cause us to lose our investment in AdvisorShares, there is no assurance that we would be successful in such defense, or if required, in locating or consummating an appropriate alternative acquisition transaction.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the 2008 fiscal year, including the fourth quarter of the 2008 covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

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

Fund.com Capital Inc. (then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structured products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and Global Bank’s right to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

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

Fund.com Capital Inc. ( then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structured products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and Global Bank’s right to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

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

Item 9(T).   Controls and Procedures.

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

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

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

Item 15. Exhibits and Financial Statement Schedules.

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

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K filed on March 10, 2008 and incorporated herein by reference)
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K filed on March 10, 2008 and incorporated berein by reference)
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10,2008, incorporated by reference)
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference)
10.11	Purchase and Contribution Agreement *
10.12	Amended and Restated Limited Liability Company Agreement of AdvisorShares Investments LLC (filed as Exhibit 10.2 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference)
10.13	Employment agreement with Noah Hammon (filed as Exhibit 10.3 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference )
10.14	Securities Purchase Agreement with National Holdings Corporation *
10.15	Limited Recourse Note dated April 8, 2009 between Fund.com Inc. and National Holdings Corporation (filed as Exhibit 10.2 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference )
10.16	Pledge Agreement dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited *
10.17	Demand Promissory Note dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.4 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference)
10.18
Revolving Credit Loan Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with IP Global Investors Ltd. (Filed as Exhibit 10.18 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)

10.19
Guaranty Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with the Company’s subsidiaries in favor of IP Global Inc. (Filed as Exhibit 10.19 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)

10. 20	Revolving Credit Convertible Note dated April 30, 2009 between Fund.com Inc. and IP Global Inc. (Filed as Exhibit 10.20 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
10. 21	Amendment to Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.21 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
10.22	Amendment No. 2 to Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.1 to Form 10-Q, filed on May 15, 2009, and incorporated herein by reference)
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to Form 8-K, filed on January 17, 2008, incorporated by reference)
14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference)
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUND.COM INC.

Date:  November 30 , 2009

By:  /s/ Gregory Webster
Name: Gregory Webster
Title: Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 30, 2009

By:  /s/ Michael Hlavsa
Name: Michael Hlavsa
Title: Chief Financial Officer
(Principal Accounting Officer), Director and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Hlavsa	Chief Financial Officer	November 30, 2009
Michael Hlavsa	and Principal Accounting Officer / Secretary

/s/ Joseph J. Bianco	Chairman of the Board of Directors	November 30, 2009
Joseph J. Bianco

/s/ Gregory Webster	Chief Executive Officer, Director	November 30, 2009
Gregory Webster

/s/ Ivar Eilertsen	Director	November 30, 2009
Ivar Eilertsen

Director
Raul Biancardi

/s/ Keith Laslop	Director	November 30, 2009
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

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ending December 31, 2008.   The nature of these restatements and presentation as originally filed and as restated are presented below:

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

The second was to combine both the Class A and B common shares into one category as the rights of the classes are identical.  Below is presented as originally filed and the revised information:

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

NOTE 10 – SUBSEQUENT EVENTS

Proposed Investment in National Holdings Corporation

On April 8, 2009, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share.   Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share.  In connection with the Financing, the Company provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if the Company is unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price.  The closing of the Financing is subject to various and customary closing conditions and is expected to close on or prior to April 30, 2009.  We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement.  On May 4, 2009, we entered into an extension agreement with NHC, pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009.  In consideration for obtaining the extension, we agreed that if we are unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction.  We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time.  On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF.  The $500,000 note to GAF is now due and payable.  However, with the extension of the Financing, GAF has not made a demand for payment.  If GAF does demand payment prior to the new closing date, we expect that they will foreclose on the 666,667 shares of NHC common stock we received pursuant to the conversion of the Limited Recourse Note.

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