Form 10-Q/A
period 2009-03-31
FUND.COM INC.
filed 2009-11-30
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 20 , 2009, there were  46,115,905 shares of the issuer's Class A common stock, par value $.001 per share, outstanding and 6,387,665 shares of the issuer’s Class B common stock, par value $.001, outstanding.

EXPLANATORY NOTE

Fund.com Inc.  (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of November 12, 2009.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 15, 2009, the filing date of our Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The following sections have been amended, without limitation:

Part I – Item 1. Financial Statements.
Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II – Item 1. Legal Proceedings.

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

FUND.COM INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2009 (unaudited)	3
	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	28
Item 4T	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1.A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$25,768	$158,083
Total current assets	25,768	158,083

Property, plant and equipment, net	1,364	122

Intangible Assets, net	9,999,500	9,999,500

Certificate of Deposit	21,388,333	21,138,333

Minority Interest	150,178	106,333

TOTAL ASSETS	$31,565,143	$31,402,371

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,264,024	$1,085,210
Accrued payroll	104,896	-
Accrued interest	18,207	-
Advances from shareholders	23,580	23,580
Notes Payable	673,500	443,000
Total current liabilities	2,084,207	1,551,790

TOTAL LIABILITIES	2,084,207	1,551,790

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.001 par value, 100,000,000 shares
authorized; 44,087,335 shares issued and outstanding	44,087	44,087
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding	6,388	6,388
Additional paid-in-capital	34,020,676	33,492,056
Accumulated deficit during the Development Stage	(4,590,215)	(3,691,950)
Total stockholders' equity	29,480,936	29,850,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,565,143	$31,402,371

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

NOTE 3 – INTANGIBLE ASSET

Intellectual Property Asset:

During 2007, the Company acquired 24 domain names including “fund.com” and one trademark for a total cost of $9,999,950.   The Company has determined that the intangible assets have indefinite lives but are subject to periodic impairment assessment as stated in SFAS No. 142.

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

NOTE 5 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

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

NOTE  6 – SUBSEQUENT EVENTS

Proposed Investment in National Holdings Corporation

On April 8, 2009, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”), with National Holdings Corporation, a Delaware corporation (“NHC”) whereby the Company has agreed to provide a minimum $5 million financing to NHC (the “Financing”) after the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement, in exchange for an aggregate of 5,000 shares of NHC to be created Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) at a purchase price of $1,000.00 per share, and warrants, exercisable at any time, and entitling the holder to purchase up to an aggregate of 25,333,333 shares of common stock of NHC (on an as-exercised basis) with an exercise price of $0.75 per share.   Until such time as the Series C Convertible Preferred Stock is created and authorized, the Warrants entitle us to purchase up to an aggregate of 17,500 shares of Series C Convertible Preferred Stock at an exercise price of $1,000 per share and 2,000,000 shares of NHC common stock (on an as-exercised basis) with an exercise price of $0.75 per share.  In connection with the Financing, the Company provided NHC with an initial investment tranche of $500,000, as evidenced by NHC’s limited recourse promissory note, dated April 8, 2009, which note shall automatically convert into shares of Series C Preferred Stock upon consummation of the Financing or, if the Company  is unable to close the balance of the Financing by April 30, 2009, into 666,666 shares of NHC common stock also based on a $0.75 per common share price.  The closing of the Financing is subject to various and customary closing conditions and is expected to close on or prior to April 30, 2009.  We borrowed the $500,000 initial tranche from Global Asset Fund Limited, (“GAF”), through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement.  On May 4, 2009, we entered into an extension agreement with NHC , pursuant to which the parties agreed to extend the outside date to close the Financing to May 29, 2009.  In consideration for obtaining the extension, we agreed that if we are unable to obtain the funding to consummate the Financing by May 29, 2009, we would pay up to $200,000 in professional fees incurred by NHC in connection with the proposed transaction.  We further agreed to place such amount in escrow by May 11, 2009; failing which NHC could terminate the proposed transaction at that time.  On April 29, 2009, our $500,000 NHC limited recourse note was converted into 666,667 shares of NHC common stock, which are pledged as collateral to secure our $500,000 loan from GAF.  In connection with extending the closing date of the Financing, GAF agreed to extend the maturity date of our note to be the earlier of consummation of the Financing or May 29, 2009.

The Company is currently in negotiations with a third party investor to provide the funding to make the $5.0 million investment in NHC and consummate the Financing.  However, there can be no assurance that the prospective investor will provide such funding or that the Financing with NHC will be consummated on terms acceptable to us, if at all.  The closing of the Financing is subject to various and customary closing conditions and was expected to close on or prior to April 30, 2009; however, the parties are continuing their negotiations and as a result, the Financing has not yet closed.  Additionally, the parties are still negotiating the Financing, rather than terminating it, the limited recourse promissory note did not convert as described above.  The Company borrowed the $500,000 initial tranche from  GAF through a loan, which is secured by a pledge of NHC’s limited recourse note and all of our rights and interests in the Purchase Agreement.  Our note to GAF is currently due and payable as of April 30, 2009; however, due to the extension of the Financing, the Company is currently negotiating extending the term of the GAF note too.

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

NOTE 6 – SUBSEQUENT EVENTS (continued)

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

We anticipate that our cash requirements for the next 12 months for expenses related to infrastructure, business development and accounts payable should be approximately $ 2,000,000 .  We believe proceeds from the sale of both equity and debt instruments will be sufficient to meet presently anticipated working capital and capital expenditure requirements over the next few months.  However, there can be no assurance that the sale of equity or notes will take place.  To the extent that we do not generate sufficient revenues, we will be forced to reduce our expenses and/or seek additional financing.  As of May 5, 2009 there were no commitments for long-term capital expenditures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2009, there were no legal actions pending against us, or any subsidiary, or of which our property, or the property of any subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

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

Date:  November 30 , 2009