Form 10-Q/A
period 2009-06-30
FUND.COM INC.
filed 2009-11-30
CIK 1335795

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 20 , 2009, there were  46,115,905 shares of the issuer's Class A common stock, par value $.001 per share, outstanding and 6,387,665 shares of the issuer’s Class B common stock, par value $.001, outstanding.

  EXPLANATORY NOTE

Fund.com Inc.  (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 18, 2009 (the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of November 12, 2009.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 18, 2009, the filing date of our Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The following sections have been amended, without limitation:

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

NOTE 8 – RESTATEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

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

NOTE  9 – SUBSEQUENT EVENTS (Continued)

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 30 , 2009. Actual results may differ materially from those contained in any forward-looking statements.

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

Date:  November 30 , 2009