Form 10-K
period 2009-12-31
FUND.COM INC.
filed 2010-04-23
CIK 1335795

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34027

FUND.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0284778
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Wall Street, 20th Floor, New York, New York 10005
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(212) 618-1633

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $85,970,300 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 31, 2010, 69,465,905 shares of the registrant’s Class A Common Stock, par value $.001 per share, and 5,462,665 shares of Class B Common Stock, par value $.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

FUND.COM INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
although we believe our status has changed as a result of our acquisition of Weston Capital on March 29, 2010, as of December 31, 2009 we were still in the stage of development and have earned limited revenue to date;

•
excluding our Weston Capital subsidiary, we have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability;

•	we will require substantial additional financing;

•	the interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests;

•	we may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements;

•
if we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock;

•
we may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock;

•	we depend on the services of our executive officers, and a loss of any of these individuals may harm our business;

•	our future is dependent on the successful development of the Company’s technology, products and services;

•	the market acceptance of a new investment content provider is uncertain;

•	we will need to expand our skilled personnel and retain those personnel that we do hire;

•	we will need to successfully manage our growth, which we expect to be significant for the foreseeable future;

•
we must reach agreements with third parties to supply us with the hardware, software and infrastructure necessary to provide our services, and the loss of access to this hardware, software or infrastructure or any decline or obsolescence in functionality could cause our customers’ businesses to suffer, which, in turn, could decrease our revenues and increase our costs;

•	we may be impacted by general economic conditions, which would negatively affect our business;

•	the rates we charge for our services may decline over time, which would reduce our revenues and adversely affect our profitability;

•	the market for web investment content is competitive;

•	if we are unable to develop our web services and content, our business will suffer;

•	any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on our business;

•	if we fail to detect click-through fraud or unscrupulous advertisers, we could lose the confidence of our advertisers, thereby causing our business to suffer;

•	we face government regulation and legal uncertainties, which could increase our costs or limit our business opportunities;

•	risks related to our Exchange Traded Funds;

•	risks related to our Investment Management business;

•	risks related to our Professional Employer Organization business; and

•	risks related to our Educational Content business.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

Item 1.  Business.

Overview

Fund.com Inc. (the “Company,” “we”, “us” or “our”) is a provider of fund management products and risk management solutions that help financial advisors, wealth managers, institutions, and ultra-high-net-worth families create and manage wealth. We also offer services and investment fund information to the mass-market individual investor over the Internet at www.fund.com. As of April 15, 2010, through our subsidiaries, we manage and earn fees on over $1.0 billion in client assets.

Our wealth management business solutions include:

•
ETF Platform. An outsourced platform for launching actively managed exchange traded funds (ETFs) for banks, trust companies, independent wealth advisers, and investment managers who desire to issue and manage ETFs on a white-label basis;

•
Regulatory Authority. Outsourced administration and compliance for ETFs, including the use of specialized regulatory authority granted to us by the Securities and Exchange Commission (the “SEC”) permitting the discretionary active management of assets within an ETF to meet the investment objectives of the ETF and ETF manager;

•
Investment Products. A wealth management business catering to institutional and ultra-high-net-worth clients seeking investment in hedge funds offering a family of hedge fund and fund of funds investment products;

•	Fund Distribution. A 17-year-old established fund distribution business that sells and markets various fund products; and
•
Online Lead Generation. A user friendly website accessible on the Internet through a unique and recognizable top-level domain name that is intended to engage individual investors as an online educational resource and then to match their investment needs with providers of retirement solutions and investment funds, including ETFs.

Through our AdvisorShares Investments LLC subsidiary (“AdvisorShares”), we have developed an investment platform that originates and sells a new investment product known as actively managed exchange traded funds (“ETFs”).  We believe that AdvisorShares is one of limited number of companies that have received an exemption from the SEC to originate, market and sell actively managed ETFs.  AdvisorShares sells such ETF products in conjunction with leading investment managers who are responsible for managing the assets within the ETFs we create.

As reported by Blackstone Research, as of the end of February 2010, the U.S. ETF market had an aggregate of approximately $764.6 billion in total net assets.  Accordingly, we believe that the ETF market continues to experience rapid growth and represents a widely accepted financial innovation.

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

An “actively managed” ETF is not an index fund that seeks to replicate the performance of a specified index.  An actively managed ETF uses an active investment strategy to meet its investment objectives. As a result, each of the investment sub-advisors to AdvisorShares ETFs has discretion on a daily basis to manage the fund’s portfolio in accordance with its stated investment objectives.

On March 29, 2010, we consummated the acquisition of 100% of the membership interests of Weston Capital Management, LLC (“Weston Capital”).  Founded in 1993 and headquartered in West Palm Beach, FL, Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.  Weston Capital currently earns fees on assets exceeding $1.0 billion under management.  Its founder Albert Hallac continues as CEO of Weston Capital, directing its day-to-day operations and business strategy, and our Chairman Joseph J. Bianco, became Chairman of Weston Capital. Weston Capital also has offices in London and New York City.   Management believes with Weston Capital’s operations, when aligned with our majority interest in AdvisorShares, will enable us to accelerate increases of assets under management since we now has the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs to institutional and retail investors.

Consistent with our focus of providing financial content, the Company also recently consummated two strategic investments.  They consisted of the acquisition of 100% of the capital stock of Whyte Lyon Socratic Inc., d/b/a “The Institute of Modern Economy”, a Delaware corporation (“Whyte Lyon”) and an investment in the equity of Vensure Employer Services, Inc., an Arizona corporation (“Vensure”).  Both transactions were consummated on November 2, 2009, but were deemed to be effective as of September 29, 2009.

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

Simultaneous with our acquisition of Whyte Lyon, we purchased an equity interest in Vensure Employer Services, Inc., a professional employer organization, or PEO, located in Mesa, Arizona.  Vensure provides a broad range of services to small and medium-sized businesses, consisting of benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, employee training and development services and retirement obligations, including a retirement services product line that offers a variety of options to clients like 401(k) plans, profit sharing, and money purchase plans.

We also publish information online about investment funds at www.fund.com. Our objective is to engage individual investors as an online educational and research resource and then to match their investment needs with fund product providers, including ETFs offered by investment managers that use our ETF platform as well as investment products managed by Weston Capital. We earn investment management fees as both (i) a percentage of assets in our ETFs, which we share with the investment managers, and (ii) a percentage of assets managed by Weston Capital.  We, therefore, have an economic incentive to assist in increasing assets under management through client referrals derived from our online businesses.

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

AdvisorShares Investments, LLC

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

Unlike conventional mutual funds, shares of the ETFs may be created and redeemed, principally in-kind, in creation units at each day’s next calculated net asset value (“NAV”). These creation and redemption arrangements are designed to protect ongoing shareholders from the adverse effects on the portfolio of the ETFs that could arise from frequent cash creation and redemption transactions. In a conventional mutual fund, redemptions can have an adverse tax impact on taxable shareholders because of the mutual fund’s need to sell portfolio securities to obtain cash to meet fund redemptions. These sales may generate taxable gains for the shareholders of the mutual funds, whereas the ETFs’ in-kind redemption mechanism generally will not lead to a tax event for ETFs or its ongoing shareholders.

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

The AdvisorShares acquisition enhances our strategic goal of connecting individual investors with appropriate diversified investment products and to also assist asset fund managers in building client assets under management by connecting them to individual investors. We believe that ETFs are one of the most significant products developed since money market funds in the 1970’s with approximately $764.6 billion in total assets as of February 2010, which represents an increase of 2.4% from approximately $746.9 billion in total assets as of December 2009, and an increase of 67.9% from approximately $455.5 billion in total assets as of February 2009. According to Morningstar, solid market performance was responsible for 73.8% of the month-over-month change in net assets, while investor inflows contributed the remaining 26.2%. On a year-over-year basis, market performance accounted for about 58.8% of U.S. ETF industry asset growth, with investor inflows representing the remaining 41.2%. We also believe that economic conditions for ETFs continue to be highly favorable in the United States inasmuch as ETFs are the mutual fund industry's fastest-growing marketplace. The Company believes that many of these Registered Investment Advisors (“RIAs”) are potential partners for AdvisorShares.

To date, we have used our ETF platform to complete one initial public offering in September 2009, known as the Dent Tactical ETF (NYSE: DENT), which is currently trading on the New York Stock Exchange.  The Dent Tactical ETF is sub-advised by H.S. Dent Investment Management LLC.  Harvey S. Dent previously sub-advised a $1.7 billion mutual fund known as the Dent Demographic Trends Fund.  We currently have two additional ETFs, the registrations of which have been declared effective by the SEC.  These additional ETFs are known as the WCM/BNY Mellon Focused Growth ADR ETF (NYSE: AADR) and the Mars Hill Global Relative Value ETF (NYSE: GRV). These ETFs are expected to commence trading on the New York Stock Exchange in the second quarter of 2010.  We are also in discussions with established investment managers that represent what we believe is a diversified series of investment strategies and assets classes such that, if we are able to create and market ETFs with them, it will enable us to offer a diversified selection of actively managed investment products to select from.

Weston Capital Management, LLC

Weston Capital’s Business

Weston Capital and its affiliates (including investment advisers registered with the Securities and Exchange Commission) are an alternative investment group founded in 1993.  With offices in West Palm Beach, New York and London, Weston Capital and its affiliates currently employ more than 25 professionals worldwide managing approximately $1 billion across more than 15 private investment funds.  It has three lines of business: (i) it originates and markets fund of funds; (ii) it originates and markets single-manager hedge funds; and (iii) it raises capital to seed new hedge funds.

Weston Capital primarily manages and advises funds of hedge funds with a broad range of strategies, and fund platforms that “seed” other funds or fund managers, including SEC-registered investment advisers.  The funds of hedge funds managed by Weston Capital generally seek capital appreciation by investing in other hedge funds and accounts selected by Weston Capital.  The fund platforms managed by Weston Capital that seed other funds or fund managers generally seek additional returns by sharing in the management and performance compensation earned by the seeded managers from their own management businesses and by sharing in any sale proceeds of seeded managers, or by receiving comparable returns from investments in funds managed by seeded managers.  The primary sources of Weston Capital’s revenue are (i) management fees, generally calculated as a percentage of its managed funds’ net asset values, and (ii) performance-based compensation, generally based on the realized and unrealized profits earned by its managed funds.

Management believes with Weston Capital’s operations when aligned with our majority interest in AdvisorShares, we may be able to accelerate increases of assets under management since we now has the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs to institutional and retail investors.

In 2010, Weston Capital and Harcourt AG formed a strategic alliance for investment manager identification and fund seeding. Harcourt, a $4.5 billion alternative investments manager owned by Vontobel Group, the $70 billion Swiss banking group, is a leading global advisor of alternative investments for institutional investors. Under the Harcourt strategic alliance, Weston Capital and Harcourt will seed and develop new hedge fund businesses via Weston Capital’s incubation platform. The alliance combines Weston Capital’s extensive experience in early stage hedge fund investing and marketing with Harcourt’s proven investment expertise in global manager selection, due diligence and risk management.

Since January 2004, Weston Capital’s hedge fund seeding platform (via the Weston Capital-Atlas Partners Fund and the Weston Capital Partners Fund II) has provided sponsor capital for 13 emerging hedge fund managers. Weston Capital intends to raise $250 million for its third incubation fund, Partners III, which will seed both hedge funds and actively managed ETFs, with Harcourt providing investment infrastructure and risk management.

Whyte Lyon Socratic, Inc.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”) to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement.  However, for all purposes the closing date and delivery of all closing documents and instruments in connection with the Whyte Lyon acquisition and the Vensure investment were deemed to have occurred effective on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

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

Whyte Lyon seeks to fill a perceived need for basic understanding of the complex financial issues that drive today’s economy. The company delivers on-line educational content to designated end users for distribution and online streaming.  Its content, to be designated and branded as “The Institute of Modern Economy” will consist of seven to twelve minute educational course segments on personal finance management, financial products and other related financial topics.  Under the trademarked name "Institute of Modern Economy" (“IOME”), educational videos are shot, animated and produced for existing clientele. Customers may either customize specific subject matter for development, or purchase existing material from the IOME catalog.

Since November 2009, Whyte Lyon has produced a total of seven videos for its short lecture series. Titles include: "Understanding Debt", "The Recession", "The Ascent of Money", "Your Taxes", "Exchange Traded Funds", "The Credit Card Act", "Business Structures: Corporations".

Whyte Lyon management seeks to expand their educational platform to include conventional (classroom setting) seminars and workshops, to be taught by Yale alumni-professor Joseph Bianco at The Yale Club, located in New York City. In addition, the course modules will reach its broader audience through the utilization of online educational learning, as the lectured content will be made available through the company’s website (www.iomeusa.com). Courses and lectures will draw from a curriculum entitled “Financial Literacy 101”, developed by Joseph Bianco during his tenure as Yale Law professor. Although not intended to replace the need for outside professional advisors, the course segments are intended to enable the average consumer who takes the on-line or live course to:

•	better understand the financial world and his or her options;
•	take the initiative for their own financial goals, and
•	make better and more efficient use of outside professionals.

Potential revenue sources are: (i) tuition for on-line and live classroom sessions, (ii) fees for passive viewing of archive material (similar to the Learning Annex); (iii) lead generation and referral income from affiliated websites and professionals; (iv) bulk corporate or school sales through distributors; and (v) sale of ancillary materials.

Whyte Lyon believes that, faced with retraining 50 million American workers, corporate America is using distance learning, both internally and externally, for all aspects of training. Whyte Lyon believes that many major corporations save millions of dollars each year using distance learning to train employees more effectively and more efficiently than with conventional methods. Whyte Lyon believes that adult learners are seeking accessible methods to gain the necessary skills needed to understand financial transactions and financial markets, to develop money management skills to help them manage their income and wealth, and to help them reach particular goals, including homeownership, debt reconciliation, and improved credit reports.

Whyte Lyon believes that there is an increasing demand across every demographic and geographic location for courses in essential finance principles, such as investments, banking and money systems, portfolio management, international finance, interest rates in various markets, venture capital and basic economics of business. Whyte Lyon believes that there is a widely held belief that more educated consumers would be less likely to voluntarily enter into an improvident contract, and that financial literacy education will help alleviate the current need to develop and enforce regulations that would curtail bad market practices.

Investment in Vensure Employer Services, Inc.

Vensure Employer Services, Inc., a professional employer organization, or PEO, is located in Mesa, Arizona.  Vensure provides comprehensive services for its clients in the area of personnel management, which encompasses a broad range of human resource functions, consisting of payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, and workplace safety and loss control, including a retirement services product line that offers a variety of options to clients like 401(k) plans, profit sharing, and money purchase plans. Vensure provides these services to small to medium-sized businesses. Vensure believes its services enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation; (ii) providing employees with high quality health care coverage and related benefits; (iii) managing the increasingly complex legal and regulatory environment affecting employment; and (iv) achieving scale advantages typically available to larger organizations. By entering into a co-employment contract with its clients, Vensure assumes specific employer responsibilities and becomes a statutory employer for purposes of certain aspects of tax and employment law.

Vensure believes that businesses today seek assistance with managing increasingly complex employee related matters such as health benefits, workers' compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. Such businesses contract with Vensure to assume these responsibilities and provide expertise in human resources management. This allows Vensure’s clients to concentrate on the operational and revenue-producing side of its operations.

The PEO relationship involves a contractual allocation and sharing of employer responsibilities between the PEO and the client, which is known as “co-employment”.  As a co-employer with its client companies, Vensure contractually assumes substantial employer rights, responsibilities, and risks through the establishment and maintenance of an employer relationship with the workers assigned to its clients. Specifically, Vensure establishes a contractual relationship with its clients whereby Vensure:

•	co-employs workers at client locations, and thereby assumes responsibility as an employer for specified purposes of the workers assigned to the client locations;
•	reserves a right of direction and control of the employees;
•	shares or allocates with the client employer responsibilities in a manner consistent with maintaining the client's responsibility for its products or services;
•	pays wages and employment taxes of the employee out of its own accounts;
•	reports, collects and deposits employment taxes with state and federal authorities;
•	establishes and maintains an employment relationship with its employees that is intended to be long term and not temporary; and
•	retains a right to hire, reassign and fire employees.

The client company provides Vensure’s worksite employees with the tools, instruments, and workplace. Vensure may assist in ensuring that worksite employees are provided with a worksite that is safe, conducive to productivity and operated in compliance with employment laws and regulations. When evaluating the employer role of either Vensure or the client, the facts and circumstances of each employer obligation are examined separately, because neither party alone is responsible for performing all of the obligations of employment. Each party will be solely responsible for certain obligations of employment, while both parties will share responsibility for other obligations. When the facts and circumstances of a PEO arrangement are examined appropriately, both Vensure and the client will be found to be an employer for some purposes, but neither party will be found to be "the" employer for all purposes.

Vensure manages its employment liability exposure by monitoring and requiring compliance with employment laws, developing policies and procedures that apply to worksite employees, supervising and disciplining worksite employees, exercising discretion related to hiring new employees, and ultimately terminating worksite employees who do not comply with requirements established by Vensure. In addition, Vensure uses a large deductible workers’ compensation policy, which generates a significant percentage of its gross profits. By undertaking this risk, Vensure is able to participate in the underwriting income typically reserved for the insurance carrier.

According to information furnished by Vensure, as of February 2010, Vensure directly employed or acted as co-employer for approximately 5,400 employees provided to approximately 281 business clients, up from approximately 4,000 employees and 269 clients as of September 25, 2009.

Vensure’s target clients are small and medium sized businesses in the United States with fewer than 100 employees.  Vensure advises that there are approximately 9.4 million employers in the geographic markets that it is capable of servicing, of which more than 99% have fewer than 100 employees.  Based on publicly available industry data, Vensure estimates that all independent PEOs and other payroll processors serve approximately 15% of the potential businesses in this market, with much of the un-penetrated market composed of businesses with ten or fewer employees.

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

Vensure also provides software development services primarily geared toward automating its clients’ business processes and integrating their systems with Vensure’s payroll and human resource management information system. In addition, Vensure seeks development projects unrelated to its PEO services where a specific industry may be well served by such software and where Vensure would gain a competitive advantage in attracting PEO clients by offering Vensure’s software in a comprehensive business solution package.

Vensure owns a general insurance agency, Vensurance, LLC, which offers a variety of property and casualty as well as life and health insurance products for businesses and associations. Vensurance was started to allow Vensure to capture some of the commission revenue resulting from its own insurance programs as well as those insurance products purchased by its clients which are not provided through the PEO service offering. In addition, Vensurance provides Vensure with PEO opportunities as the company markets its insurance services to small businesses throughout many States.

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

Our Business Strategy

We believe that by creating, originating and distributing a variety of investment fund products through a powerful media network, we can uniquely position ourselves at the center of the pooled investment solutions arena for both the mass and institutional investor markets.  Our strategy is to

•	Originate and distribute investment solutions that satisfy the risk management goals of both institutional and retail investors
•	Build a media network addressing the investment needs of the mass and institutional markets; and
•	Grow through strategic acquisitions

Our market audience is large. According to the Investment Company Institute, in 2009, an annual ICI survey of mutual fund ownership found that 50.4 million, or 43.0%, of households in the United States owned mutual funds.  In addition, mutual fund–owning households often hold more than one mutual fund. In 2009, the median number of mutual funds owned by shareholder households was four. Among these households, 42% owned three or fewer funds, and 58% owned four or more, with 14% reporting they held 11 or more funds. Reflecting an uncertainty amongst individuals about how investment savings should be allocated, we believe that this represents a large market opportunity for Fund.com.

Through our AdvisorShares acquisition, we believe that we will be able to benefit in the growth of the ETF market sector, which in 2009 were at record levels in the United States.  According to Blackrock Research:

•	At the end of 2009, the United States ETF industry had 772 ETFs with assets of $705.5 billion from 28 providers on two exchanges;
•
In the United States, net sales of mutual funds (excluding ETFs) were minus $131.5 billion, while net sales of ETFs domiciled in the United States were positive $64.0 billion during the first 9 months of 2009 according to Strategic Insight.

•	Additionally, there were 142 other ETPs (Exchange Traded Products) with assets of $88.1 billion from 17 providers on one exchange.
•	Combined, there were 914 products with assets of $793.6 billion from 41 providers on two exchanges in the United States.

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

An “actively managed” ETF is not an index fund that seeks to replicate the performance of a specified index.  An actively managed ETF uses an active investment strategy to meet its investment objectives. As a result, each of the investment sub-advisors to AdvisorShares ETFs has discretion on a daily basis to manage the fund’s portfolio in accordance with its stated investment objectives.

Only so-called “authorized participants” (typically, large institutional investors) actually obtain or redeem shares of an ETF directly from the fund manager, and then only in “creation units”, large blocks of tens of thousands of ETF shares that can be exchanged in-kind with baskets of the underlying securities. Authorized participants may hold the ETF shares or they may act as market makers on the open market, using their ability to exchange creation units with their underlying securities to provide liquidity of the ETF shares and help ensure that their intraday market price approximates the net asset value of the underlying assets. Other investors, such as individuals using a retail brokerage, trade ETF shares on this secondary market.

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

Under existing regulations, a new ETF must receive an order from the SEC giving it relief from provisions of the Investment Company Act of 1940 that would not otherwise allow the ETF structure. In 2008, however, the SEC proposed rules that would allow the creation of ETFs without the need for exemptive orders. Under the SEC proposal, an ETF would be defined as a registered open-end management investment company that:

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

The Fund.com Website

The initial development of the website was completed in February, 2009.  We intend to continually update the site with new content and features.  The initial visitation to the site is in accordance with expectations. In March 2010, we entered into a strategic alliance with Transparensee Systems, Inc., to develop a next generation search engine for the www.fund.com website to help investors find their best choices among mutual funds and ETFs.  It is anticipated that investors will be able to search the database for mutual funds and ETFs in real time to find specific funds that meet their criteria.  Transparensee has developed search engines using this advanced technology for four years. The new search engine is expected to be launched during the third quarter of 2010. There will be future modifications and enhancements to the site that will more prominently profile Fund.com’s various affiliate businesses.

Marketing, Content and Distribution

We continue to consider a variety of sales and marketing initiatives to increase traffic to www.fund.com, license our content, expose our brands and build our customer databases. We believe that these initiatives may include promoting our services using online and email marketing, establishing content syndication and subscription distribution relationships with leading companies with whom we have had discussions, including with EQUITIES Magazine, and engaging in an ongoing public awareness campaign.

Marketing costs will be comprised of expenses associated with expanding brand awareness of our products and services to consumers and may include key word campaigns on internet search engines, print and internet advertising, marketing and promotion costs.

Competitive Business Conditions and Competitive Position

Exchange Traded Funds Competition

The “Active ETF” market is in early stage development.  As of February 28, 2010, there were approximately 24 active ETFs trading in the market, including currency ETFs, with assets under management of approximately $1.4 Billion. Currency ETFs represent the majority of these assets.  There are several companies that have applied for an SEC exemptive order to enter the Active ETF market.

Investment Management Competition

The fund of hedge funds and manager seeding business is intensely competitive.  Weston Capital’s investment management business competes with a number of fund-of-fund managers and other private investment fund managers and financial institutions.

Competition is based on a variety of factors, including the ability to find high-performing underlying funds in which to invest and managers to seed, overall investment performance, the quality of service provided to clients, investor liquidity and willingness to invest and the ability to negotiate favorable investment terms (including fees).  Weston Capital also may face a competitive disadvantage in identifying attractive investment opportunities with underlying funds and/or managers because, among other things, its competitors may have a lower cost of capital and access to funding sources that are not available to Weston Capital and may have better expertise or be regarded as having better expertise than Weston Capital in selecting underlying funds in which to invest.  Additionally, in respect of Weston Capital’s manager seeding business, Weston Capital’s competitors may secure investment opportunities that Weston Capital is pursuing through their greater brand name recognition and by offering to underlying funds and/or managers a higher level of capital, greater access to capital introductions from other investors and additional operational and administrative services.

Some of Weston’s competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments in underlying private investment funds and to bid more aggressively than Weston Capital for investments that Weston Capital wants to make.  In addition, when raising new funds or making further investments in existing funds, Weston Capital negotiates terms for such investments with existing and potential investors. The outcome of such negotiations could result in Weston Capital’s agreement to terms that are materially less favorable to Weston Capital than for funds managed by its competitors. Such terms could restrict Weston Capital’s ability to raise funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for Weston Capital in managing its funds or increase its potential liabilities, all of which could ultimately reduce Weston Capital’s revenues.  Moreover, even once an investment is made, managers may limit the amount of additional capital that they will accept from Weston Capital and continued sales of shares in such funds to other investors, including Weston Capital’s competitors, could dilute the indirect participation of Weston Capital’s funds.

Professional Employer Organization Business Competition

Vensure faces PEO competition from new entrants to the field, including other PEO’s, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Barrett Business Services, Inc., Diversified Human Resources, Inc., Administaff, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that Vensure’s past growth in fee revenues is attributable to its ability to provide small and medium-sized companies with the opportunity to reduce workers’ compensation costs while reducing their overall personnel administration costs. Vensure’s competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our workers’ compensation program, or changes in the regulatory environment. A general market decrease in the level of workers’ compensation insurance premiums likely would decrease demand for PEO services among some prospective client companies.

Internet Business Competition

We are in competition with both traditional and online companies engaged in the creation and distribution of business, investment, investment ratings content and index licensing. We have several direct on-line competitors with long operating histories and well established brands such as Thestreet.com, The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com, The Motley Fool and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance. Our investment index competitors include Morningstar, Dow Jones, Standard & Poor’s, The Financial Times and MSCI Barra, a public company majority owned by Morgan Stanley.

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

Subsidiaries

We have four wholly owned subsidiaries: (i) Fund.com Technologies, Inc., (ii) Fund.com Managed Products, Inc., with its wholly owned subsidiary Fund.com Capital, Inc., (iii) Whyte Lyon Socratic, Inc., and (iv) Weston Capital Management, LLC.  We also have a 60% interest in AdvisorShares Investments LLC.

Employees

We currently have approximately 30 employees amongst Fund.com and its affiliated companies. We consider our relations with these employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. None of our key personnel is bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical location is intense. We cannot provide assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

Intellectual Property

We will rely on a combination of trademark, copyright and trade secret and laws in the United States and abroad as well as contractual provisions to protect our proprietary technology. We currently have trademarks registered in the United States for certain domain addresses which we own and intend to file for trademarks in the future for our assets. We will rely on contractual provisions and copyright laws to protect source and the content of our intellectual property.

Governmental Regulation

Exchange Traded Fund Regulation

Our majority owned subsidiary, AdvisorShares, is an originator and distributor of actively managed exchange traded funds and must responsibly react and comply with various regulations and compliance guidelines set forth by the Securities and Exchange Commission, FINRA, the New York Stock Exchange and all other regulatory organizations that set and supervise the origination and distribution of these products.

Investment Management Regulation

Our wholly-owned subsidiary, Weston Capital, is a manager of institutional alternative investment solutions.   As a result of highly-publicized financial scandals in recent years, investors, regulators and the general public exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which we operate is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our private investment funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our private investment funds are deemed to have violated any regulations.

Professional Employer Organization Business Regulation

We believe that Vensure is an employer of employees provided to our PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor.  Vensure’s PEO and staffing businesses are heavily regulated in most jurisdictions in which they operate.  In most States, Vensure’s industry is regulated by the applicable State Department of Insurance. Other States regulate the PEO industry through the equivalent of the Corporation Commission.

Future growth in Vensure’s operations depends, in part, on the ability to offer services to prospective clients in new States, which may subject Vensure to different regulatory requirements and standards. In order to operate effectively in a new State, a PEO must obtain all necessary regulatory approvals, adapt procedures to the applicable State’s regulatory requirements and modify service offerings to adapt to local market conditions.

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because Vensure’s clients have employees in many states throughout the United States, they must perform services in compliance with the legal and regulatory requirements of multiple jurisdictions.

Internet Business Regulation

We participate as a information services company and an online advertising business The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. We believe that our practices are in compliance with applicable laws.

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

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock shall have the right to convert each share of Class B Common Stock into ten shares of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations).

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

Our subsidiary, Fund.com Capital Inc. (then known as Meade Capital, Inc.) was originally established by Meade Technologies, Inc., the Company’s predecessor, to invest in financial entities and structure unregistered financial products and instruments, including fund management companies, and structured products offered or managed by such entities. As a result, at the time of the merger with Meade Technologies in January 2008, the Company believed that the purchase of its $20.0 million certificate of deposit investment would provide the Company with a material asset base, would serve as the basis for unregistered structured products and would provide capital for one or more potential acquisitions within its then business model as set forth in its business plan disclosed in a Current Report on Form 8-K filed with the Commission on January 17, 2008.  However, in view of the Company’s need for additional working capital, its decision to abandon the issuance of unregistered structured products in favor of pursuing exclusively investment products registered under the Securities Act and the right of Global Bank of Commerce to exchange and swap the three year certificate of deposit for a long-term annuity instrument that would not provide the Company with liquidity, our management determined that it would need to seek additional financing for the Company in order to support our other strategic initiatives, and could no longer place undue reliance on the investment in the certificate of deposit.

Under the terms of the Vensure Purchase Agreement (as described herein), we agreed to sell and assign to Vensure, our right to receive payments under the original $20.0 million certificate of deposit issued in November 2007 by Global Bank of Commerce in exchange for consideration consisting of (a) 218,883.33 shares of Series A participating convertible preferred stock of Vensure, and (b) a seven year content agreement among Vensure, Vensure Retirement Administration, Inc., a whole owned subsidiary of Vensure, our company and Whyte Lyon Socratic, Inc. In October 2009, prior to the closing of the Vensure transaction, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the Certificate of Deposit for a 10 year 5.0% annuity contract issued by a third party.  We notified Vensure of the banks election (which was subsequently confirmed in writing), and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

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

Item 1A.  Risk Factors.

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment.  We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risks Relating to Our Business and Industry

Although we believe our status has changed as a result of our acquisition of Weston Capital on March 29, 2010, as of December 31, 2009 we were still in the stage of development and have earned limited revenue to date.

Although we believe our status has changed as a result of our acquisition of Weston Capital on March 29, 2010, as of December 31, 2009 we were still a development-stage company. We have earned limited revenues to date and have supported our operations primarily through private equity investment. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses and delays frequently encountered in connection with a new business and the development of new products and new technology.

Excluding our Weston Capital subsidiary, we have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

On January 15, 2008, we completed the Merger.  Since that time, operating and development expenses have been funded by cash on hand at January 15, 2008, private placements of equity sales and notes from our primary lender.   We will require additional sources of capital to fund operating expenses until such time that the Company becomes profitable.  If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.  There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of a development-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. We cannot assure you that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. Our failure to do so would have an adverse effect on our business, financial condition and operating results.

We will require substantial additional financing.

We will need to raise substantial additional capital to fund operations and grow our business. Our existing capital and future revenues are not expected to be sufficient to support the expenses of our operations.  We will require significant capital in order to accomplish our short-term goals.  Specifically, on May 31, 2010, we will required to make a $2,450,000 installment payment on a note issued to the former owners of Weston Capital; failing which we could lose 50.9% of our equity interest in Weston Capital (thereby reducing our equity to 49.1%) and be unable to consolidate on our financial statements the revenues and income of that subsidiary.  Unless we receive additional external debt or equity financing, we will not have the working capital or liquidity to pay such note installment, when due.

For the past twelve months we have relied on loans and advances from IP Global Investors Ltd. (“IP Global”), a privately owned intellectual property finance company, to provide us with working capital to pay our operating expenses.  Effective as of August 28, 2009, the Company, IP Global and Equities Media Acquisition Corp. Inc., a principal stockholder of the Company, consummated transactions under a line of credit agreement pursuant to which IP Global provided the Company with a $2,500,000 line of credit facility which superseded and restated in its entirety a prior $1.343 million credit agreement with IP Global entered into as of May 1, 2009.  Fund.com is currently indebted to IP Global under the line of credit agreement in the aggregate amount of $2,030,750, plus accrued interest and fees, which loans are secured by liens on the Company’s domain name and substantially all of its other assets.  The Company’s revolving credit convertible note to IP Global (the “Note”) is due and payable on December 31, 2011.  However, to date, the Company has been unable to pay accrued interest and fees to the lenders under the Loan Agreement.

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

We may not be able to obtain audited financial statements of Vensure Employer Services.

We hold a minority equity interest in Vensure Employer Services, Inc.  It was our intention to include audited financial statements of Vensure in this Annual Report.  However, such audit is not yet available.  Although we intend to include such audited financial statements in an amendment to this Annual Report, and have been advised by Vensure that they will shortly complete all procedures to enable our accountants to complete the audit of their financial statements, there is no assurance that such audit will, in fact, be completed in the near future.  Our inability to obtain audited financial statements of Vensure could adversely affect our future financial reporting and business plans.

Potential Conflicts Of Interest

From time to time, we have entered into transactions with persons and entities deemed to be our affiliates. Notwithstanding these potential conflicts of interest, our board of directors believes that the terms of these transactions will be at least as favorable to us as we could have been obtained from unaffiliated parties. There can be no assurance, however, that future conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to us.

The interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests.

Our executive officers and principal shareholders collectively own or control approximately 3.6% of our Class A Common Stock (and approximately 2.0% of our voting power). In addition, Equities Media Acquisition Corp Inc., as holder of a majority of our outstanding Class B common stock, controls approximately 27.9% of our voting power. Class B holders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. The Class B common shareholders are able to control the outcome of shareholder votes, including votes concerning: amendments to our certificate of incorporation and by-laws; the approval of significant corporate transactions like a merger or sale of our assets; and control the election of our board of directors. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at December 31, 2009, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Due to SEC comments we received concerning the late filing of our Annual Report on Form 10-K for the year ending December 31, 2008, we re-examined our controls and procedures and management recognized the material weakness in our controls and procedures.  Generally, due to timing constraints related to the finalization of material agreements, we were unable to simultaneously close the books on a timely basis to generate all the necessary disclosure for inclusion in our 2008 Annual Report on Form 10-K, which caused us to be late in the filing of such report.  In addition, management concluded that the Company’s disclosure controls were ineffective due to the occurrence of issues that necessitated a restatement of interim period filings in 2009. In addition, we were unable to timely file this report.  Accordingly, through our examination, we also realized that our internal controls were ineffective.

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

We may issue additional  shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our certificate of incorporation permits our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval. As of the date hereof, we have issued an aggregate of 400,000 shares of Series A Preferred Stock which are convertible into shares of our Class A Common Stock at a price of $1.50 per share. Shares of our preferred stock contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

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

Even if we are successful in the development of our technology, our success will depend upon the acceptance of our product by the general public. Insufficient market acceptance of our product would have a adverse effect on our Internet business, financial condition and results of operations.

We will need to expand our skilled personnel and retain those personnel that we do hire.

We will be required to hire and retain certain skilled employees at various levels of our operations as our affiliate companies’ assets under management reach certain growth levels.  The inability to hire needed employees on a timely basis and/or the inability to retain those that we do hire could have a material adverse effect on our ability to meet the schedule of our strategic plan.

We will need to successfully manage our growth, which we expect to be significant for the foreseeable future.

We plan on growing at a rapid pace, which will require, in part, the constant addition of certain new personnel in the finance and sales areas of our operations.  Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, reporting and financial resources.  We have taken preliminary steps to put in place the necessary legal, accounting, human resource management and other relationships and tools to enable us to deal with this growth more efficiently.  However, there is no assurance that we will be able to successfully manage this rapid growth.

We must reach agreements with third parties to supply us with the hardware, software and infrastructure necessary to provide our services, and the loss of access to this hardware, software or infrastructure or any decline or obsolescence in functionality could cause our customers’ businesses to suffer, which, in turn, could decrease our revenues and increase our costs.

We have certain contemplated strategic vendor relationships that will be critical to our strategy.  We cannot assure you that these relationships can be obtained or maintained on terms favorable to us or at all.  Our success depends substantially on obtaining relationships with strategic partners. If we are unable to obtain or maintain our relationship with strategic partners, our business, prospects, financial condition and results of operations will be adversely affected.

We may be impacted by general economic conditions, which would negatively affect our business.

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year, and that trend appears to be continuing into 2010. We have observed dramatic declines in the asset levels of the investing public which includes the 401(K) participate market. The housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

The rates we charge for our product development services may decline over time, which would reduce our revenues and adversely affect our profitability.

As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenues and gross margin.  If we are unable to sell our origination services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow and our business and financial results will suffer.

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

If we are unable to develop our web services and content, our business may suffer.

To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our website. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our website could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. We have not completed development and testing of certain of our proposed web site features. If we fail to develop and introduce or acquire these features or other new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new internet technologies, or in order to do so, we may incur substantial expenses.

 Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on advertising revenue.

We expect to derive reasonable revenue in the foreseeable future through the sale of advertising space and hyperlinks on our web site. Any factors that limit the amount advertisers are willing to spend on advertising on our web site could have a material adverse effect on our business. These factors may include:

•	a lack of standards for measuring web site traffic or effectiveness of web site advertising;
•	a lack of established pricing models for internet advertising;
•	the failure of traditional media advertisers to adopt internet advertising;
•	the introduction of alternative advertising sources; and
•	a lack of significant growth in web site traffic.

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

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an ad displayed on our web site in order to generate revenue to us and to increase the cost for the advertiser. If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. In addition, if fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers.

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

Our web site address, or domain names, is important to our business.  The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” and “.org.”  It is also possible that the requirements for holding a domain name could change.  Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business.  It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

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

Fixed Income Risk – An ETF’s investment in fixed income securities will change in value in response to interest rate changes and other factors, such as the perception of the issuer’s creditworthiness.  For example, the value of fixed income securities will generally decrease when interest rates rise, which may cause the value of an ETF to decrease. In addition, an EFTs’ investment in fixed income securities with longer maturities will fluctuate more in response to interest rate changes.

Foreign Currency Risk – An ETF may hold securities denominated in foreign currency.  The value of securities denominated in foreign currencies can change when foreign currencies strengthen or weaken relative to the U.S. Dollar. These currency movements may negatively impact the value of an ETF security even when there is no change in the value of the security in the issuer’s home country.

Foreign Securities Risk – An EFTs’ investments in securities of foreign companies can be more volatile than investments in U.S. companies. Diplomatic, political, or economic developments could adversely affect investment in foreign countries. Foreign companies generally are not subject to accounting, auditing, and financial reporting standards comparable to those applicable to U.S. companies.

The SEC has and continues to review the underlying trading instruments and their respective suitability with an ETF structure.  This may result in a delay in originating new ETFs into the market and create a negative impact on future revenue.

Risks Related to Our Investment Management Business

The investment management business, especially in the fund-of-funds and manager seeding arena, is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation.  Our investment management business competes with a number of fund-of-fund managers and other private investment fund managers and financial institutions.  A number of factors serve to increase our competitive risks:

•	a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;
•
a significant number of investors have materially decreased or temporarily stopped making new private investment fund investments recently because of the global economic downturn and generally poor returns in their overall alternative asset investment portfolios in 2008 and 2009;

•	some of our private investment funds may not perform as well as competitors’ funds or other available investment products;
•
some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•	some of our competitors may have more flexibility than us in raising certain types of private investment funds under the investment management contracts they have negotiated with their investors;
•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments in underlying hedge funds, private equity funds and other private investment funds in which we invest and to bid more aggressively than us for investments that we want to make;

•
some of our competitors may have better expertise or be regarded by investors as having better expertise than we do in selecting underlying funds in which to invest in a specific asset class or geographic region; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors.  Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current fee structures and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the overall alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

In addition, the attractiveness of our funds relative to investments in other investment products could decrease depending on economic conditions. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, revenue, results of operations and cash flow.

Poor performance of our funds could cause a decline in our revenue, income, and cash flow, and could adversely affect our ability to raise capital for future funds.

In the event that any of our funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn.

Poor performance of our funds could make it more difficult for us to raise new capital. Investors in our funds might decline to invest in future funds we raise and investors might withdraw their investments as a result of poor performance of the funds in which they are invested. Investors and potential investors in our funds continually assess our funds’ performance, and our ability to raise capital for existing and future funds and avoid excessive redemption levels will depend on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue.

Our investment management business depends in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments in underlying funds and potentially collect carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds or the underlying funds or asset classes of the underlying funds in which our funds invest.

In addition, in connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors. Such terms could restrict our ability to raise funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing our funds or increase our potential liabilities, all of which could ultimately reduce our revenues.

Third party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in some of our funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments in and satisfy capital calls by underlying funds and otherwise satisfy obligations (for example, management fees) when due.  Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund, the operation and performance of such fund could be materially and adversely affected.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment in an underlying fund.

Before making investments in underlying funds on behalf of the funds-of-funds we manage, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, and legal issues. Outside consultants, legal advisors, and accountants may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by underlying funds. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

In connection with the due diligence we conduct in making and monitoring investments in third-party funds, we rely on information supplied by such third-party funds or by service providers to such third-party funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts necessary to properly assess and monitor our funds’ investment in a particular fund.

Our investment management activities involve investments in relatively high-risk, illiquid securities of underlying private investment funds and private investment fund managers, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Many of our funds invest in securities of underlying funds and underlying fund managers that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available.  Under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer—potentially for a considerable period of time—sales that they had planned to make.

Valuation methodologies for certain assets in the underlying funds in which our funds invest can be subject to significant subjectivity and the values of such assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a large number of the illiquid investments held by underlying funds in which our funds-of-funds invest.  The fair value of the investments of such underlying funds is determined periodically by the managers of such underlying funds using a number of methodologies. These methodologies may be based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies used in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. These valuation methodologies can involve a significant degree of management judgment.  In addition, because the illiquid investments held by underlying funds in which we invest may be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations were available for such investments, such quotations may not reflect the value that could actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions on the market’s view of overall company and management performance.

Because there is significant uncertainty in the valuation of or in the stability of the value of illiquid investments, the fair values of such investments as reflected in one of our funds or an underlying fund’s net asset value do not necessarily reflect the prices that could actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in net asset values would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in net asset values may cause investors to lose confidence in us which could, in turn, result in redemptions or difficulties in our ability to raise additional capital.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds.  In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their underlying funds. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

We are subject to third-party litigation risk which could result in significant liabilities and reputational harm which could materially adversely affect our results of operations, financial condition, and liquidity.

We may be subject to litigation arising from investor dissatisfaction with the performance of our funds. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

In our funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of our investment strategy. Any litigation arising in such circumstances is likely to be protracted, expensive, and surrounded by circumstances which are materially damaging to our reputation and our business.  In addition, we face the risk of litigation from investors in our funds if we violate restrictions in such funds’ organizational documents (for example, by failing to adhere to the limits we have to set on maximum exposure by a fund to a single investment).

Certain of our funds are incorporated or formed under the laws of foreign countries, such as the Cayman Islands. Such laws, particularly with respect to shareholders rights, partner rights and bankruptcy, differ from the laws of the United States and could change, possibly to the detriment of our funds and investment management subsidiaries.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

We pursue unusually complex investment opportunities, such as manager seeding. This can entail substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive, and time-consuming to finance and execute; it can be more difficult to manage or realize value from such transactions; and such transactions sometimes entail a higher level of regulatory risk or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.

Investors in our funds may redeem their investments, which could lead to a substantial decrease in our revenues.

Investors in our funds may generally redeem their investments on an annual, semi-annual, or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, revenues, net income, and cash flows.

Our funds may concentrate their investments in a small number of underlying funds and certain of these underlying funds may concentrate their investments in certain asset types or in a geographic region, which could exacerbate any negative performance of those underlying funds, and consequently, our funds, to the extent those concentrated investments perform poorly.

The governing agreements of our funds and the underlying funds in which they invest may contain only limited investment restrictions and only limited requirements as to diversification of investments, either by geographic region or asset type.  During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds.

Private fund investments are subject to numerous additional risks.

Investments by our funds in underlying private investment funds, such as hedge funds and private equity funds, are subject to numerous additional risks, including the following:

•
Certain of these underlying funds are newly established without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.

•
Generally, there are few limitations on the execution of the underlying funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such underlying funds.

•
The underlying funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. An underlying fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the underlying fund is otherwise unable to borrow securities that are necessary to hedge its positions.

•
The underlying funds may be exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the underlying fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the underlying fund has concentrated its transactions with a single or small group of counterparties. Generally, underlying funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the underlying funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the underlying funds interact on a daily basis.

•
The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. An underlying fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the underlying funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the underlying funds would not be able to achieve the market position selected by the management company or general partner of such underlying funds, and might incur a loss in liquidating their position.

•
Underlying funds are subject to risks due to potential illiquidity of assets.Underlying funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for underlying funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for our funds of hedge funds. For example, if one of our funds were to invest a significant portion of its assets in two or more underlying funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds would be compounded.  Moreover, certain of our funds are invested in underlying funds that may halt redemptions.

•
Underlying fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the underlying fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, underlying funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

Increased regulatory focus could result in additional burdens on our business.

As a result of highly-publicized financial scandals in recent years, investors, regulators and the general public exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which we operate is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our private investment funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our private investment funds are deemed to have violated any regulations.

Risks Related to the Professional Employer Organization Business

The workers’ compensation loss reserves may be inadequate to cover the ultimate liability for workers’ compensation costs.

Vensure maintains reserves (recorded as accrued liabilities on our balance sheet) to cover estimated liabilities for large deductible workers’ compensation claims. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. The estimated accrual for workers’ compensation claims liabilities is based upon an actuarial estimate provided by an independent actuary. The estimated accrual does not include an estimated provision for the incidence of unknown catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, it cannot be certain that the reserves are adequate. If reserves are insufficient to cover actual losses, Vensure would have to increase the reserves and incur charges to earnings that could be material to the results of operations and financial condition.

The self-insured retention for workers’ compensation claims is between $250,000 and $500,000 per occurrence in the majority of large deductible states but will be increasing to $1.0 million in the near future.

In view of Vensure’s favorable historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, they will be increasing the self-insured retention to $1.0 million per occurrence. Thus, Vensure will have financial risk for most workers’ compensation claims under $1.0 million, on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs with a corresponding negative effect on operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in costs.

To manage the financial exposure in the event of catastrophic injuries or fatalities, Vensure currently maintains excess workers’ compensation insurance with a per occurrence retention of up to $500,000 effective July 1, 2009. Prior thereto, the maximum per occurrence retention was $250,000. Access to affordable insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in the self-insured retention, any of which may have a material adverse effect on Vensure’s financial condition.

Current economic conditions may impact our ability to attract new PEO clients and cause Vensure’s existing PEO clients to reduce staffing levels or cease operations.

The current economic downturn is having a negative impact on small and medium size businesses, which make up the majority of Vensure’s PEO clients. In turn, these businesses are cutting costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new PEO arrangements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased PEO revenues due both to the downsizing of current clients and difficulties in attracting new clients, and may also result in additional bad debt expense to the extent that existing clients cease operations.

Because Vensure assumse the obligation to make wage, tax and regulatory payments in respect of some employees, they are exposed to client credit risks.

Vensure generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed by statute in certain states where business is conducted, whether or not the client makes payments as required by services agreements, which exposes Vensure to credit risks. Vensure attempts to mitigate this risk by invoicing clients at the end of their specific payroll processing cycle. Vensure also carefully monitors the timeliness of clients’ payments and imposes strict credit standards on customers. If Vensure fails to successfully manage credit risk, Vensure’s results of operations and financial condition could be materially and adversely affected.

Increases in unemployment claims could raise Vensure’s state unemployment tax rates which we may not be able to be passed on to the customers.

During weak economic conditions in the markets currently experiencing, the level of unemployment claims tend to raise as a result of employee layoffs at PEO clients. The rise in unemployment claims often results in higher state unemployment tax rates which in some instances cannot be concurrently passed on to the customers either due to competitive pricing pressures. Increases in state unemployment tax rates could have a material adverse effect on Vensure’s results of operations, particularly in the early part of the calendar year when effective payroll tax rates are at or near their maximum.

If Vensure is determined not to be an “employer” under certain laws and regulations, their clients may stop using the services, and Vensure may be subject to additional liabilities.

Vensure believes that it is an employer of employees provided to the PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If Vensure is determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of the clients, they may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with Vensure or prospective clients from entering into a new relationship with Vensure.

Any determination that Vensure is not an employer for purposes of ERISA could adversely affect the cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities under the plan.

Vensure may be exposed to employment-related claims and costs and periodic litigation that could adversely affect the business and results of operations.

Vensure co-employs employees in connection with the PEO. As such, Vensure may be subject to a number of risks inherent to the status as an employer, including without limitation:

•	claims of misconduct or negligence on the part of the employees, discrimination or harassment claims against the employees, or claims by the employees of discrimination or harassment by the clients;

•	immigration-related claims;

•	claims relating to violations of wage, hour and other workplace regulations;

•	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and

•	possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

If Vensure experiences significant incidents involving any of the above-described risk areas, it could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on the business. With respect to claims involving the co-employer relationship with PEO clients, although the PEO services agreement provides that the client will indemnify Vensure for any liability attributable to the conduct of the client or its employees, Vensure may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to Vensure.

Vensure operates in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect their business.

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because the clients have employees in many states throughout the United States, Vensure must perform services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject Vensure to fines and penalties, damage our reputation, constitute a breach of client agreements, impair the ability to obtain and renew required licenses, and decrease profitability or competitiveness. If any of these effects were to occur, operating results and financial condition could be adversely affected.

Changes in government regulations may result in restrictions or prohibitions applicable to the provision of employment services or the imposition of additional licensing, regulatory or tax requirements.

Vensure’s PEO and staffing businesses are heavily regulated in most jurisdictions in which they operate. In most states, the industry is regulated by the state department of insurance. Other states regulate the industry through the equivalent of the Corporation Commission. Vensure cannot assure that the states in which they conduct or seek to conduct business will not:

•	impose additional regulations that prohibit or restrict employment-related businesses like Vensure’s;

•	require additional licensing or add restrictions on existing licenses to provide employment-related services; or

•	increase taxes or make changes in the way in which taxes are calculated for providers of employment-related services.

Any changes in applicable laws and regulations may make it more difficult or expensive to do business, inhibit expansion of the business, or result in additional expenses that limit profitability or decrease ability to attract and retain clients. Due to Vensure’s dramatic growth over the past eight months, Vensure is currently working to ensure that they are properly licensed in each state in which they conduct business.

Vensure may find it difficult to expand the business into additional states due to varying state regulatory requirements.

Future growth in Vensure’s operations depends, in part, on the ability to offer services to prospective clients in new states, which may subject Vensure to different regulatory requirements and standards. In order to operate effectively in a new state, Vensure must obtain all necessary regulatory approvals, adapt procedures to that state’s regulatory requirements and modify service offerings to adapt to local market conditions. In the event that Vensure expands into additional states, it may not be able to duplicate in other markets the financial performance experienced in the current markets.

Acquisitions subject Vensure to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into their business and assumption of unanticipated liabilities.

Vensure has completed three acquisitions since 2007 and may pursue additional acquisitions and investment opportunities. Vensure cannot assure, however, that it will be able to identify or consummate any additional acquisitions. If it does pursue acquisitions, it may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into the business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect the financial condition and results of operations. Vensure’s inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on the financial condition and results of operations.

Vensure faces competition from a number of other companies.

Vensure faces competition from various companies that may provide all or some of the services offered. Vensure competitors include companies that are focused on co-employment or PEO services, such as Administaff, Inc. and companies that primarily provide payroll processing services or ASO services, such as Automatic Data Processing, Inc. and Paychex, Inc. Vensure also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

Several of the existing or potential competitors have substantially greater financial, technical and marketing resources than Vensure does, which may enable them to develop and expand their infrastructure and service offerings more quickly and achieve greater cost efficiencies; invest in new technologies; expand operations into new markets more rapidly; devote greater resources to marketing; compete for acquisitions more effectively and complete acquisitions more easily; and aggressively price products and services and increase benefits in ways that Vensure may not be able to match economically.

In order to compete effectively in Vensure’s markets, they must target the potential clients carefully, continue to improve efficiencies and the scope and quality of services, and rely on service quality, innovation, education and program clarity. If the competitive advantages are not compelling or sustainable, then Vensure is unlikely to achieve profitability and sustain it’s growth goals.

Vensure does not have an expansive in-house sales staff and therefore rely extensively on brokers to make referrals.

Vensure maintains only a minimal internal professional sales force. Instead, they rely heavily on insurance brokers to provide referrals to new business. In connection with these arrangements, Vensure pays a commission to brokers for new clients. As a result of the reliance on brokers, Vensure is dependent on firms and individuals that do not have an exclusive relationship with them. If Vensure is unable to maintain relationships with brokers, if brokers increase their fees or if brokers lose confidence in the services, Vensure could face declines in business and additional costs and uncertainties as they attempt to hire and train an internal sales force.

Vensure’s service agreements may be terminated on short notice, leaving them vulnerable to loss of a significant amount of customers in a short period of time, if business or regulatory conditions change or events occur that negatively affect their reputation.

Vensure’s PEO services agreements are generally terminable on 30 days’ notice by either Vensure or the client. As a result, the clients may terminate their agreement with Vensure at any time, making them particularly vulnerable to changing business or regulatory conditions or changes affecting their reputation or the reputation of the industry.

Vensure’s industry has at times received negative publicity and had some stigma associated with it that, if it were to predominate, could cause the business to decline.

PEOs periodically have been tarnished by negative publicity or scandals from poor business judgment or even outright fraud. If Vensure or the PEO industry faces negative publicity, customers’ confidence in the use of co-employed workers may deteriorate, and they may be unwilling to enter into or continue the co-employment relationships. If a negative perception were to prevail, it would be more difficult for Vensure to attract and retain customers.

Changes in state unemployment tax laws and regulations could adversely affect the business.

In recent years, there has been significant negative publicity relating to the use of PEO companies to shield employers from poor unemployment history and high unemployment taxes. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by limiting the ability to market services or making services less attractive to customers and potential customers.

Vensure is dependent upon technology services and if they experience damage, service interruptions or failures in the computer and telecommunications systems, or if the security measures are breached, the client relationships and the ability to attract new clients may be adversely affected.

Vensure’s business could be interrupted by damage to or disruption of the computer and telecommunications equipment and software systems, and they may lose data. Vensure’s clients’ businesses may be adversely affected by any system or equipment failure experienced. As a result of any of the foregoing, the relationships with clients may be impaired, Vensure may lose clients, the ability to attract new clients may be adversely affected and they could be exposed to contractual liability. Precautions in place to protect Vensure from, or minimize the effect of, such events, may not be adequate.

In addition, Vensure’s business involves the storage and transmission of clients’ proprietary information and confidential personal data of employees and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If the security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client or employee data, Vensure’s reputation will be damaged, the business may suffer and Vensure could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, Vensure may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the security occurs, Vensure could be liable and the market perception of the services could be harmed.

Risks Related to Our Educational Content Business

We are a relatively new company with limited revenues and there can be no assurance that our business model will succeed.

As Whyte Lyon’s operating history is limited, the revenue and income potential of our business and markets are yet to be fully proven. In addition, we are exposed to risks, uncertainties, expenses and difficulties frequently encountered by companies at an early stage of development. Some of these risks and uncertainties relate to our ability to:

•	increase our student enrollment by expanding the type, scope and technical sophistication of the educational services we offer;
•	respond effectively to competitive pressures;
•	respond in a timely manner to technological changes or resolve unexpected network interruptions;
•	comply with changes to regulatory requirements;
•	maintain adequate control of our costs and expenses;
•	increase awareness of our educational programs; and
•	attract and retain qualified management and employees.

We cannot predict whether we will meet internal or external expectations of our future performance. If we are not successful in addressing these risks and uncertainties, our business, financial condition and results of operations may be materially adversely affected.

We could be held legally responsible if we use, without permission, copyrighted materials owned by other parties in connection with the animation and distribution of Institute of Modern Economy products.

We believe the copyrights, trademarks, trade secrets and other intellectual property we use in connection with the animation and distribution of Institute of Modern Economy products are important to our business, and any unauthorized use of such intellectual property by third parties may adversely affect our business and reputation. We rely on the intellectual property laws and contractual arrangements with our employees, clients, business partners and others to protect such intellectual property rights. Third parties may be able to obtain and use such intellectual property without authorization. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to infringement and misappropriation claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services.

Our success depends, in part, on our ability to carry out our business without infringing the intellectual property rights of third parties. We may be subject to litigation involving claims of copyright or trademark infringement, or other violations of intellectual property rights of third parties. Future litigation may cause us to incur significant expenses, and third-party claims, if successfully asserted against us, may cause us to pay substantial damages, seek licenses from third parties, pay ongoing royalties, redesign our services or technologies, or prevent us from providing services or technologies subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We could be held accountable for perceived inaccurate information presented in our products.

Whyte Lyon delivers on-line educational content to designated end users for distribution and online streaming.  Its content, to be designated and branded as “The Institute of Modern Economy” will consist of seven to twelve minute educational course segments on personal finance management, financial products and other related financial topics.  Under the trademarked name "Institute of Modern Economy" (IOME), educational videos are shot, animated and produced for existing clientele. Customers may either customize specific subject matter for development, or purchase existing material from the IOME catalog. If our customers experience any loss due to the information presented in our courses, lectures, and short lecture videos, we could be held accountable for any perceived inaccurate information presented in such products.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share and therefore may be designated as a “penny stock” according to Securities and Exchange Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

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

We may be required to record a significant charge to earnings if our intangible assets become impaired.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

           Our current corporate headquarters are located at 14 Wall Street, 20th floor, New York, NY, 10005.  As of December 31, 2009, the Company does not own or maintain any property plant or equipment of any material nature.  The corporate headquarters were leased on a contractual basis through March 31, 2009 and are now maintained on a month to month basis.

We believe that our facilities are adequate to meet our current needs. However, we are presently evaluating the sharing of office space with our subsidiary, Weston Capital Management.  Weston Capital Management has a New York City office located at 767 Third Avenue, New York, New York 10017.

Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

As of December 31, 2009, there were no legal actions pending against us, or any subsidiary, or of which our property, or the property of any subsidiary, was subject nor to our knowledge are any such proceedings contemplated.

Our subsidiary, AdvisorShares Investments, LLC is currently not involved in any legal proceedings.

Notwithstanding the foregoing, an arbitration proceeding was commenced on November 7, 2008 against Mr. Noah Hamman, the Chief Executive Officer of AdvisorShares, the Company’s majority owned subsidiary, and part owner (“Member”) of Arrow Investment Advisors, LLC (“Arrow”), by Arrow.  The arbitration was commenced pursuant to the provisions of the LLC Operating Agreement of Arrow and brought under the auspices of the International Institute for Conflict Prevention and Resolution in New York, as required under the LLC Operating Agreement. The arbitration involved the other Members of Arrow who asserted an ownership claim regarding Mr. Hamman's ownership interest in AdvisorShares.  Such Members claimed that AdvisorShares’ business is based on the improper usurpation and conversion by Mr. Hamman of Arrow’s corporate opportunities and assets, including the business of AdvisorShares.

If the other Members of Arrow prevailed on their claims, this would have impacted the amount of ownership Mr. Hamman indirectly holds in AdvisorShares in that Mr. Hamman could have lost his 40% interest in AdvisorShares to Arrow. In addition, if Arrow prevailed, Arrow could have asserted other claims including that the Purchase and Contribution Agreement (to which the Company a party) was inappropriately executed and sought to nullify the obligations associated with such agreement.

On March 1, 2010, Mr. Hamman, Arrow and the Members agreed to settle the Arbitration. In addition, on March 1, 2010, AdvisorShares exchanged general releases with Arrow and the Members pursuant to which Arrow and the Members released AdvisorShares from any claim or contention regarding any right, title, equity, ownership or interest in or to AdvisorShares, its business activities, products or intellectual property.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A Common Stock is currently quoted on the OTCBB under the symbol “FNDM” and began trading January 19, 2008. There is a limited trading market for our Class A Common Stock and there is currently no trading market for our Class B common stock.  The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the Over-the-Counter Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2009	High	Low
First Quarter ended March 31, 2009	$3.10	$0.40
Second Quarter ended June 30, 2009	$1.95	$0.10
Third Quarter ended September 30, 2009	$2.75	$1.30
Fourth Quarter ended December 31, 2009	$2.00	$0.63

Year Ended December 31, 2008	High	Low
First Quarter ended March 31, 2008	$10.05	$1.01
Second Quarter ended June 30, 2008	$4.55	$2.80
Third Quarter ended September 30, 2008	$4.55	$2.88
Fourth Quarter ended December 31, 2008	$3.05	$1.50

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.0 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 31, 2010, 400,000 of our shares of Series A Convertible Preferred Stock, par value $.001, 69,465,905 shares of our Class A common stock, par value $.001 per share, and 5,462,665 shares of our Class B common stock, par value $.001 per share, were issued and outstanding.  As of March 31, 2010, there were 402 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore.  On January 4, 2008, we declared (and subsequently paid) a 900% dividend on our common stock, or nine shares for each share of common stock, to all holders of record on January 15, 2008. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,875,546	$2.60	4,124,454

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	5,875,546	$2.60	4,124,454

The equity compensation plans are discussed in Note 6 of the 2009 Consolidated Financial Statements.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2009, we issued (or contracting to issue) equity securities without registration under the Securities Act of 1933, as amended, as follows:

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Fund.com Inc. (the “Company,” “we”, “us” or “our”) is a provider of fund management products and risk management solutions that help financial advisors, wealth managers, institutions, and ultra-high-net-worth families create and manage wealth. We also offer services and investment fund information to the mass-market individual investor over the Internet at www.fund.com. As of April 15, 2010, through our subsidiaries, we manage and earn fees on over $1.0 billion in client assets.

Our wealth management business solutions include:

•
ETF Platform. An outsourced platform for launching actively managed exchange traded funds (ETFs) for banks, trust companies, independent wealth advisers, and investment managers who desire to issue and manage ETFs on a white-label basis;

•
Regulatory Authority. Outsourced administration and compliance for ETFs, including the use of specialized regulatory authority granted to us by the Securities and Exchange Commission (the “SEC”) permitting the discretionary active management of assets within an ETF to meet the investment objectives of the ETF and ETF manager;

•
Investment Products. A wealth management business catering to institutional and ultra-high-net-worth clients seeking investment in hedge funds offering a family of hedge fund and fund of funds investment products;

•	Fund Distribution. A 17-year-old established fund distribution business that sells and markets various fund products; and
•
Online Lead Generation. A user friendly website accessible on the Internet through a unique and recognizable top-level domain name that is intended to engage individual investors as an online educational resource and then to match their investment needs with providers of retirement solutions and investment funds, including ETFs.

Through our AdvisorShares Investments LLC subsidiary (“AdvisorShares”), we have developed an investment platform that originates and sells a new investment product known as actively managed exchange traded funds (“ETFs”).  We believe that AdvisorShares is one of limited number of companies that have received an exemption from the SEC to originate, market and sell actively managed ETFs.  AdvisorShares sells such ETF products in conjunction with leading investment managers who are responsible for managing the assets within the ETFs we create.

As reported by Blackstone Research, as of the end of February 2010, the U.S. ETF market had an aggregate of approximately $764.6 billion in total net assets.  Accordingly, we believe that the ETF market continues to experience rapid growth and represents a widely accepted financial innovation.

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

An “actively managed” ETF is not an index fund that seeks to replicate the performance of a specified index.  An actively managed ETF uses an active investment strategy to meet its investment objectives. As a result, each of the investment sub-advisors to AdvisorShares ETFs has discretion on a daily basis to manage the fund’s portfolio in accordance with its stated investment objectives.

On March 29, 2010, we consummated the acquisition of 100% of the membership interests of Weston Capital Management, LLC (“Weston Capital”).  Founded in 1993 and headquartered in West Palm Beach, FL, Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.  Weston Capital currently earns fees on assets exceeding $1.0 billion under management.  Its founder Albert Hallac continues as CEO of Weston Capital, directing its day-to-day operations and business strategy, and our Chairman Joseph J. Bianco, became Chairman of Weston Capital. Weston Capital also has offices in London and New York City.   Management believes with Weston Capital’s operations, when aligned with our majority interest in AdvisorShares, will enable us to accelerate increases of assets under management since we now has the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs to institutional and retail investors.

Consistent with our focus of providing financial content, the Company also recently consummated two strategic investments.  They consisted of the acquisition of 100% of the capital stock of Whyte Lyon Socratic Inc., d/b/a “The Institute of Modern Economy”, a Delaware corporation (“Whyte Lyon”) and an investment in the equity of Vensure Employer Services, Inc., an Arizona corporation (“Vensure”).  Both transactions were consummated on November 2, 2009, but were deemed to be effective as of September 29, 2009.

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

Simultaneous with our acquisition of Whyte Lyon, we purchased an equity interest in Vensure Employer Services, Inc., a professional employer organization, or PEO, located in Mesa, Arizona.  Vensure provides a broad range of services to small and medium-sized businesses, consisting of benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, employee training and development services and retirement obligations, including a retirement services product line that offers a variety of options to clients like 401(k) plans, profit sharing, and money purchase plans.

We also publish information online about investment funds at www.fund.com. Our objective is to engage individual investors as an online educational and research resource and then to match their investment needs with fund product providers, including ETFs offered by investment managers that use our ETF platform as well as investment products managed by Weston Capital. We earn investment management fees as both (i) a percentage of assets in our ETFs, which we share with the investment managers, and (ii) a percentage of assets managed by Weston Capital.  We, therefore, have an economic incentive to assist in increasing assets under management through client referrals derived from our online businesses.

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

Terms of Acquisition of AdvisorShares

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”), Wilson Lane Group, LLC, and Noah Hamman, the managing member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares in accordance with the achievement of specific milestones as defined in the Purchase and Contribution Agreement, including (i) $1,000,000 within 30 days of the issuance by the SEC of its notice regarding approval of the application of AdvisorShares for exemptive relief under the Investment Company Act of 1940; (ii) $725,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $150,000,000; (iii) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $250,000,000; and (iv) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $450,000,000.  In connection with our acquisition of 60% of the equity interests in AdvisorShares, we entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares.

AdvisorShares and AdvisorShares Trust, a Delaware open-end investment management company (the “Trust”) that was recently formed by AdvisorShares for the purpose of offering a series of exchange traded funds (the “Funds”), filed an application with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) on January 31, 2008, as amended on October 17, 2008. The application requests an order from the SEC, exempting AdvisorShares and the Trust from the provisions of the Investment Company Act and permitting (a) the issuance of series of open-ended management investment companies to issue shares redeemable in large aggregations only, (b) engaging in secondary market transactions in Shares at negotiated market prices; and (c) certain affiliated persons of the series to deposit securities into, and receive securities from, the series in connection with the purchase and redemption of the creation units (the “Exemption Order”).

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

On August 18, 2009, the Company consummated payment in full of the $1,000,000 due to AdvisorShares for achieving the first milestone under the Agreement. The funding was provided to the Company by IP Global and Equities Media, a principal stockholder of the Company, under the amended and restated $2.5 million line of credit facility described herein. The Company currently owns 60% of the outstanding units of AdvisorShares after the initial contributions of $1,275,000 by the Company. The Company will maintain its ownership of 60% of the outstanding units of AdvisorShares irrespective of AdvisorShares achieving any additional milestones.

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

Terms of Acquisition of Weston Capital Management, LLC

On March 29, 2010, the Company consummated the acquisition (the “Acquisition”) of Weston Capital Management, LLC (“Weston Capital”), pursuant to a Securities Purchase and Restructuring Agreement dated as of March 26, 2010 (the “Purchase Agreement”) by and among the Company, Weston Capital, PBC-Weston Capital Holdings, LLC (“PBC”), Albert Hallac (“A. Hallac”) and the other persons who are parties signatory thereto (together with PBC and A. Hallac, the “Members”).

Pursuant to a newly executed long-term Employment Agreement, Weston Capital founder Albert Hallac continues as CEO of Weston Capital and a member of its board of managers and will direct Weston Capital’s day-to-day operations and business strategy.  In addition, Fund.com Chairman Joseph J. Bianco joined as Chairman of the Board of Weston Capital.

Under the Purchase Agreement:

•   the Company acquired from all of the Members, an aggregate of 100% of the membership interests in Weston Capital (the “Membership Interests”) for total consideration of $9,600,000 plus $1,500,000 in warrants described below, including:

(i) 25% of the issued and outstanding Membership Interests purchased by PBC on or about June 5, 2006 (the “PBC Member Interests”), in consideration for the payment of $2,500,000 in cash and delivery of the “Warrant” described below; and

(ii) the remaining 75% of the issued and outstanding Membership Interests (the “Hallac Interests”) owned by Albert. Hallac, certain members of his family, and Victor Elmaleh (collectively, the “Hallac Members”), in consideration for the payment of $5,500,000, consisting of $500,000 in cash and delivery of the Company’s 4% $5,000,000 senior secured adjustable principal amount note due March 31, 2015 (the “Reset Note”);

•   in addition to its purchase of 100% of the Membership Interests, the Company made an additional cash capital contribution to Weston Capital in the aggregate amount of $800,000 in order to fund the integration of Weston Capital and the AdvisorShares ETF business and for general working capital. The contribution was made in exchange for 9.1% of all issued and outstanding Membership Interests in Weston Capital (the “Additional Purchased Membership Interests”); and

•   the Company acquired the right and option, following the satisfaction of applicable regulatory approvals, to purchase 100% of the membership interests of Weston Capital’s broker-dealer subsidiary, Weston Capital Financial Services, LLC (the “Broker Subsidiary”) for nominal additional consideration.

In exchange for all of the Membership Interests in Weston Capital, the Company provided the following consideration to the Members:

•   cash payments equal to (i) $2,500,000 to PBC in exchange for the PBC Member Interests; (ii) $800,000 as a capital contribution to Weston Capital; and (iii) $500,000 to Albert Hallac;

•   a Class A common stock purchase warrant (the “Warrant”) to PBC entitling PBC to purchase, beginning September 29, 2010 (the “Six Month Anniversary Date”) through September 30, 2014, such number of shares of Class A common stock of the Company as shall be determined by dividing (A) $1,500,000, by (B) the volume weighted average price of the common stock for the 20 trading days immediately prior to the Six Month Anniversary Date; and

•   the Reset Note to Albert Hallac and the other Hallac Members.

The Company is required to make an installment payment to the holders of the Reset Note in the amount of $2,450,000 on or before May 31, 2010 (the “Installment Payment”).

The remaining principal amount of the Reset Note is subject to adjustment on each of March 31, 2013, 2014 and 2015 (each, a “Reset Date”) in such greater or lesser amount equal to the holders’ aggregate percentage interests in the then fair market value of Weston Capital. Such fair market value is to be determined based upon an independent business appraisal.  In addition, commencing on the first Reset Date and at any time on each subsequent Reset Date, the majority of the holders aggregate percentage interest in the Reset Note shall have the right to require that all or a portion of the then outstanding principal amount of the Reset Note (as adjusted based upon such fair market value appraisal) be prepaid by the Company (a “Mandatory Prepayment”), in an amount equal to the product of multiplying (i) the then applicable holders aggregate percentage interest being prepaid and converted, by (ii) the fair market value of 100% of the membership interests in Weston Capital as at the applicable Reset Date (the “Prepayment and Conversion Amount”).  Such Prepayment and Conversion Amount shall be paid by the Company no later than 20 business days following the date of calculation of the applicable Prepayment and Conversion Amount as follows (A) 25% in cash; and (B) 75% (the “Prepayment Balance”) in such number of shares of Class A common stock as shall be equal to the quotient resulting from dividing the Prepayment Balance, by 90% of the volume weighted average price of the Class A common stock for the 20 trading days prior to the applicable Reset Date.  In the event that Albert Hallac is no longer employed by Weston Capital due to his death, resignation or termination for cause, the Company shall have the right, at the Company’s Option exercised within 90 days thereafter, to prepay and convert all of the Reset Note as set forth above (an “Optional Prepayment”).

The Company’s obligation to pay the Installment Payment, when due, and comply with its other obligations under the Reset Note is secured by a pledge by the Company of 50.9% of the Membership Interests in Weston Capital owned by the Hallac Members immediately prior to the closing date pursuant to a certain pledge agreement (the “Pledge Agreement”).

Under the terms of the Reset Note, for so long as the Company’s obligations under the Reset Note remain outstanding, the approval or consent of the holders of a majority in interest of the Reset Note or Albert Hallac is required to effect certain major transactions, including:

•	changes to Weston Capital’s Operating Agreement;
•	any change in the fundamental nature of the business of Weston Capital;
•	any material deviation from any permitted fund investments of Weston Capital;
•	the dissolution, merger or consolidation of Weston Capital or a sale of control of Weston Capital;
•	the issuance of any new Members Interests or the admission of new members in Weston Capital;
•	the making of any cash distributions from Weston Capital to the Company unless 50.9% of each such distribution is paid in cash to the Hallac Members;
•
the termination of the management and employment agreements with Jeffrey Hallac, Keith Wellner and Marcel Herbst for any reason other than their death, permanent disability or for Cause, as defined therein; and

•	entering into any related party transaction with the Company or any of its affiliates.

The Company financed its cash payments for the Weston Capital acquisition through a series of private placements of its shares and from an advance under its August 2009 loan agreement with IP Global Investors Ltd.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.  On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.  In March 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  Neither COS Capital Partners, LH Capital Partners nor Recovery Capital are affiliated with the Company or IP Global.

On March 8, 2010, IP Global converted a portion of the principal amount of the then outstanding amount due under a Company Note payable to IP Global into 3,600,000 shares of Class A Common Stock which it sold to an unaffiliated third party for $1,300,000.  Pursuant to its existing August 28, 2009 loan agreement with the Company, effective as of March 29, 2010, IP Global advanced an additional $1,300,000 to the Company to assist the Company in financing its acquisition of Weston Capital.  Such additional advance increased the outstanding amount due to IP Global under the Company’s August 2009 loan Agreement from $730,750 to $2,030,750.  Such loan is due and payable on December 31, 2011.

Terms of Investment in Vensure Employer Services, Inc.

On September 24, 2009, we and Vensure Employer Services, Inc. (“Vensure”) entered into a securities purchase agreement (the “Vensure Purchase Agreement”). Consummation of the transactions contemplated by the Vensure Purchase Agreement occurred on November 2, 2009; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.

Under the terms of the Vensure Purchase Agreement, we agreed to sell and assign to Vensure, our right to receive payments under the original $20.0 million certificate of deposit issued in November 2007 by Global Bank in exchange for consideration consisting of (a) 218,883.33 shares of Series A participating convertible preferred stock of Vensure (the “Series A Preferred Stock”), and (b) a seven year content agreement (the “Content Agreement”) among Vensure, Vensure Retirement Administration, Inc., a whole owned subsidiary of Vensure, our company and Whyte Lyon. In October 2009, we were orally advised by Global Bank of its intention to elect to exercise its contractual rights to exchange and swap its obligations under the certificate of deposit for a ten year 5.0% annuity contract issued by a third party.  We notified Vensure of the banks election (which was subsequently confirmed in writing), and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

The Vensure Series A Preferred Stock:

•	has a liquidation value of $100 per share or $21,888,333 as to all 218,883.33 shares;
•	is senior to all other capital stock of Vensure;
•	pays dividends as and when declared by the board of directors of Vensure on its common stock;
•
on a “sale of control” (as defined) of Vensure to any unaffiliated third party, in addition to receipt of the first $21,888,333 of consideration payable in respect of Vensure capital stock, participates with the holders of the common stock to the extent of 25% of all additional consideration paid or payable in excess of the maximum $21,888,333 liquidation value of the Series A Preferred; and

•
is convertible at any time after September 30, 2012 upon 61 days prior notice to Vensure into either 25% of the common stock of Vensure; provided, that the board of directors of Vensure may (subject to the Series A Preferred stockholder’s right to rescind its conversion notice) require that the shares of Series A Preferred Stock convert into a maximum of 49.5% of the capital stock of Vensure Retirement Administration, a wholly-owned subsidiary of Vensure.

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

In addition to its receipt of the Series A Preferred Stock, the Company has received the benefits of the Content Agreement.  Under the terms of the Content Agreement, the Company and Whyte Lyon will provide all existing and future employees, co-employees and other associates (collectively, the “End Users”) of Vensure, its subsidiaries and affiliates, as well as Vensure clients (collectively, the “Vensure Group”) with access to on-line educational content to be streamed to such End-Users from the website(s) of the Vensure Group.  Such Content, to be designated and branded as “Vensure University,” “The Money School” or other brand name acceptable to the parties to the Content Agreement, will include up to 84 five to seven minute educational course segments on personal finance management, financial products and other related financial topics as are approved by Vensure and the Company.  Course segments may also include safety training, health care and other topics of interest to workers and the work place.

In consideration for providing the Content, the Vensure Group is required to pay the Company and its Whyte Lyon subsidiary an access fee of $19.95 per month (the “Monthly Access Fee”) for each End-User who has access to the Content from the website(s) of the Vensure Group, whether or not such End-User actually clicks on such website and views the Content.  Based on the current Vensure employment complement of approximately 4,000 employees or co-employees, this represents approximately $80,000 a month in anticipated revenues to the Company from such Monthly Access Fee as soon as the initial Content is provided.  The Company and its subsidiary have agreed to deliver approximately three course segments during each calendar quarter commencing with the quarter ending March 31, 2010 and ending December 31, 2016. Following October 2012, the $19.95 Monthly Access Fee is subject to renegotiation at the option of Vensure.

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

Terms of Acquisition of Whyte Lyon Socratic, Inc.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”) to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement.  However, for all purposes the closing date and delivery of all closing documents and instruments in connection with the Whyte Lyon acquisition and the Vensure investment were deemed to have occurred effective on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fund.com Inc. and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is December 31.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

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

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum payable at maturity, for a term of three years.  Accrued interest of $750,000 and $1,000,000 has been recorded for the years ended December 31, 2009 and 2008, respectively.  Pursuant to a securities purchase agreement dated September 24, 2009 which the Company entered into with Vensure Employer Services, Inc., the rights were assigned to receive payments under the Certificate of Deposit to Vensure, effective as of September 29, 2009 for certain consideration.  In October 2009, prior to the closing of the Vensure transaction, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the Certificate of Deposit for an annuity contract issued by a third party, and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

Investments

The Company’s investment portfolio consists of equity securities and certain other investments classified as available for sale. All investments are initially recorded at cost.  In accordance with ASC 820 Fair Value Measurements and Disclosures, investments are remeasured at their fair value at each reporting period.

The Company’s policy for the evaluation of temporarily impaired securities to determine whether the impairment is other-than temporary is based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer or non-issuer, including any specific events which may influence the operations of the issuer or non-issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s or non-issuer’s industry segment; and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in fair value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in operations.

After the Company’s review of its investment portfolio in relation to the above policy, there were no permanently impaired investments noted during the years ended December 31, 2009.

 Advertising Costs

All advertising costs are charged to expense as incurred. There was no material advertising expense for the years ended December 31, 2009 and 2008.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.”  However, the Company does incur costs including salaries and consulting fees related to its website.  These costs are included in Operating Expense in the Statement of Operations.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC Topic 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Fund and certain of its subsidiaries (FOT, FMP and FC) did not file federal and applicable state income tax returns for the years ended December 31, 2009 and 2008, respectively, and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009 and 2008, respectively, and prior considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009 and 2008, respectively, and prior. The Company is still in the process of determining whether to file a consolidated tax return or a separate tax return for a holding company and its subsidiaries. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

AdvisorShares and WLS are in compliance with filing of the federal and applicable state income tax returns up until December 31, 2008.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Common shareholders include both Class A and Class B as the holders of Class A common stock shall be entitled to receive, on a pari passu basis with the holders of Class B common stock, if, as and when declared from time to time by the Board of Directors out of any assets of the Company legally available therefore, such dividends as may be declared from time to time by the Board of Directors.

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

The Company tests annually the carrying value of its intangible assets for impairment in accordance with ASC Topic 350 Intangibles – Goodwill and Other and also ASC Topic 360-10-35 Subsequent Measurement.

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

Results of Operations

The following tables show the results of operations of our business.

Comparison of the year ended December 31, 2009 as compared to the year ended December 31, 2008

Year Ended December 31,	2009	2008
Sales	$279,006	$-
Cost of Sales	$-	$-
Total Expenses	$5,509,113	$4,551,545
Other income (expense)	$(1,347,955)	$1,002,775
Income taxes	$-	$-
Net income (loss)	$(6,173,533)	$(3,472,250)

Results of Operations for the years ended December 31, 2009 and 2008

We reported a net loss of $6,173,533 and $3,472,250 for the years ending December 31, 2009 and 2008, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the year ending December 31, 2009, we incurred $5,509,113 in operating costs.  This amount includes $2,149,488 related to compensation expense for stock options, $770,518 related to legal and professional fees, $1,293,715 related to payroll and benefits for the officers of the Company, and $632,279 for consulting expenses.

For the year ending December 31, 2008, we incurred $4,551,545 in operating costs.  This amount includes $1,880,967 related to compensation expense for stock options, $669,136 related to legal and professional fees, $842,686 related to payroll and benefits for the officers of the Company, and $896,544 for consulting expenses.

As of December 31, 2009, the Company tested the intangible assets for impairment and determined that an impairment charge of $1,794,500 was necessary.  There was no impairment charge recorded in 2008.

The $20 million certificate of deposit with the Global Bank of Commerce (an Antiguan bank), held by our wholly-owed subsidiary Fund.com Capital Inc., earned interest of $750,000 and $1,000,000 for years ending December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

On December 31, 2009, the Company had cash of $268,864 and a working capital deficit of approximately $1,787,909.  We will require additional funding in order to meet operating expenses and our development plan.

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

On September 2, 2009, the Company amended and restated its certificate of incorporation to increase its authorized capital stock from 120,000,000 shares to 320,000,000 shares, of which 300,000,000 shares are designated as Class A common stock, 10,000,000 shares are designated as Class B common stock and 10,000,000 shares are designated as preferred stock.  Each share of Class A common stock has one vote.  Each share of Class B common stock has 10 votes, votes together with the Class A common stock, and is convertible by the holder at any time upon 61 days prior written notice, which notice may be waived by the Company, into ten shares of Class A common stock.  The authorized shares of preferred stock may be issued by the board of directors from time to time in one or more series and the board of directors has the authority to fix the powers, designations rights, preferences and limitations of any class or series of such preferred stock.

As at December 31, 2009, 46,115,905 shares of Class A Common Stock were outstanding, 6,387,665 shares of Class B Common Stock were outstanding and no shares of Preferred Stock were outstanding.  As of March 31, 2010, 69,465,905 shares of Class A Common Stock were outstanding, 5,462,665 shares of Class B Common Stock were outstanding and 400,000 shares of Preferred Stock were outstanding.

Working Capital Loan

For the past twelve months we have relied on loans and advances from IP Global Investors Ltd., a privately owned intellectual property finance company, to provide us with working capital to pay our operating expenses.

Effective as of August 28, 2009, the Company, and IP Global consummated transactions under a line of credit agreement pursuant to which IP Global provided the Company with a $2,500,000 line of credit facility which superseded and restated in its entirety a prior $1.343 million credit agreement with IP Global entered into as of May 1, 2009.  Under the terms of the restated line of credit agreement (which was negotiated and agreed upon in early July 2009), the Company was entitled to receive a maximum of $2,500,000 of advances, less an aggregate of $723,000 of advances made through May 1, 2009 (including the $1,275,000 paid to AdvisorShares on behalf of the Company through August 18, 2009 and an additional $150,000 of advances funded through August 28, 2009).  As of December 31, 2009, the Company has borrowed an aggregate of approximately $2,466,444 under the line of credit, including $1,275,000 paid to AdvisorShares on behalf of the Company.  All obligations under the line of credit agreement have been guaranteed by Fund.com Capital Inc., Fund.com Technologies Inc. and Fund.com Managed Products Inc., all wholly-owned subsidiaries of the Company.

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

As a further inducement to the lender to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lender, or its designees, for no consideration, and granted the lender or its designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

On January 18, 2010, the board of directors of the Company approved the terms of an agreement (the “Debt Restructuring Agreement”) with IP Global and other third party assignees of a portion of a portion of the Note, dated as of December 28, 2009. Under the terms of the Debt Restructuring Agreement, (a) the lender agreed to waive all prior defaults under the Note and Loan Agreement, (b) the lender and certain third party assignees who purchased from IP Global $184,800 principal amount of the Note agreed to convert an aggregate of $840,000 or 33.6% of the Note into 400,000 shares of the Company’s newly authorized Series A preferred stock; (c) the lender sold an additional $509,250 principal amount of the Note to third parties who have agreed to convert such assigned notes into shares of the Company’s Class A Common Stock, (d) the lender agreed (i) to extend the final maturity date of the remaining $1,150,750 outstanding balance of the Note to December 31, 2011, and (ii) not convert more than 25% of such Note balance into Class A Common Stock prior to December 31, 2011.

The Company’s Series A Preferred Stock does not pay a dividend, has a stated value of $100 per share, and is convertible, upon not less than 90 days prior written notice to the Company, into Class A Common Stock of the Company at a conversion price of $1.50 per share. At the December 28, 2009 effective date of the Debt Restructuring Agreement, the average closing market prices of the Company’s Class A Common Stock, as traded on the FINRA over-the-counter Bulletin Board was approximately $0.91 per share.

As part of the transactions contemplated by the line of credit agreement, the lender or its designees received an option (expiring December 31, 2009) to purchase up to $5,000,000 of additional shares of Class A common stock of the Company at a price of $0.21 per share, or approximately 23.8 million shares of Class A common stock if such purchase option is fully exercised. The price was also established on the same VWAP calculation. The Company is not obligated to register the option shares for resale with the SEC. In addition, the Company issued to IP Global a warrant, expiring July 31, 2012, entitling the holder(s) to purchase an aggregate of 50% of the number of shares of Class A common stock that are purchased upon full or partial exercise of the above purchase option, at an exercise price of $0.315 per share.  The exercise prices of the purchase option and the warrant are both subject to certain adjustments, including weighted average anti-dilution adjustments.

IP Global subsequently assigned the option to Recovery Capital, Inc. or its designees (“Recovery Capital”), and Recovery Capital thereafter assigned all or a portion of the option to Huntley Family Investments, LLC or is designees (the “Huntley Group”). The Huntley Group is affiliated with Mars Hill Partners, LLC, the sub-advisor to the Mars Hill Global Relative Value Advisorshare ETF, an actively managed exchange traded fund sponsored by AdvisorShares.  Neither Recovery Capital nor the Huntley Group is affiliated with either the Company or IP Global.

On January 25, 2010, the Company agreed to extend the option period to February 15, 2010, and the Huntley Group exercised the option and agreed to purchase all or a portion of the option shares.  To the extent not fully exercised by the Huntley Group, Recovery Capital retained the right to exercise the remaining portion of the option.  All proceeds received by the Company from the Huntley Group were to be used exclusively to provide financing to enable the Company to consummate its equity investment in Weston Capital Management LLC.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.  On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.  In March 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  Neither COS Capital Partners, LH Capital Partners nor Recovery Capital is affiliated with either the Company or IP Global.

On February 12, 2010, the Company agreed to further extend the Option Period to February 28, 2010.  In addition, on February 22, 2010, the Company agreed to extend the option period to March 26, 2010 and on March 26 2010, the Company agreed to extend the option to April 30, 2010.

On March 8, 2010, IP Global converted a portion of the principal amount of the then outstanding amount due under a Company Note payable to IP Global into 3,600,000 shares of Class A Common Stock which it sold to an unaffiliated third party for $1,300,000.  Pursuant to its August 29, 2010 line of credit loan agreement with the Company, IP Global advanced an additional $1,300,000 to the Company on March 29, 2010 to assist the Company in financing its acquisition of Weston Capital.  Such additional advance increased the then outstanding amount due to IP Global under the Company’s line of credit loan agreement from $730,750 to $2,030,750.  Such loan is due and payable on December 31, 2011. However, to date, the Company has been unable to pay accrued interest and fees to the lenders under the Loan Agreement.

As at March 31, 2010, an aggregate of $2,108,122 of indebtedness is outstanding under the line of credit loan agreement, including $2,030,750 in principal amount of the convertible note and an aggregate of $77,372 in unpaid accrued interest and fees.

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

Consistent with the above strategy, pursuant to the Company’s investment in and transaction with Vensure Employer Services, Inc. (as described below), as payment for the Series A preferred stock of Vensure, the Company transferred and assigned its rights under the certificate of deposit to Vensure, effective as of September 29, 2009.  In October 2009, Global Bank advised the Company of its intention to exercise its contractual rights to exchange the certificate of deposit for a ten year 5.0% annuity contract in the amount of the certificate of deposit plus accrued interest issued by a third party. On November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

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

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fund.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fund.com, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from September 20, 2007 (inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fund.com, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2009 and 2008 and the period from September 20, 2007 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 22, 2010

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the years ended December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$269,864	$158,083
Accounts receivable	74,128
Prepaid expenses	89,000
Total current assets	432,992	158,083

Property, plant and equipment, net	4,555	122

Intangible Assets, net	8,205,000	9,999,500

Investments	18,216,469	-

Certificate of Deposit	-	21,138,333

Advances from future revenues	3,771,864

Advances on behalf of noncontrolling stockholder	510,862	106,333

TOTAL ASSETS	$31,141,743	$31,402,371

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,612,927	$1,085,210
Accrued payroll	540,474
Accrued expenses	67,500
Advances from stockholders	-	23,580
Current portion of notes payable	-	443,000
Total current liabilities	2,220,901	1,551,790

LONG TERM LIABILITIES
Note payable	127,861	-

TOTAL LIABILITIES	2,348,763	1,551,790

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
400,000 issued and outstanding in 2009 (none in 2008)	400	-
Class A Common stock, $0.001 par value, 300,000,000 shares
authorized; 46,115,905 and 44,087,335 shares issued and outstanding	46,116	44,087
at December 31, 2009 and 2008, respectively
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 6,387,665 shares issued and outstanding at	6,388	6,388
December 31, 2009 and 2008
Additional paid-in-capital	37,996,309	33,492,056
Stock subscriptions	609,250	-
Accumulated deficit during the Development Stage	(9,865,483)	(3,691,950)
Total stockholders' equity	28,792,980	29,850,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,141,743	$31,402,371

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2009

			September 20, 2007
	Year Ended	Year Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$279,006	$-	$279,006

Costs of revenue	-	-	-

Gross profit	279,006	-	279,006

Operating expense	5,509,113	4,551,545	10,448,440

Loss from operations before interest income and
provision for (benefit from) income tax	(5,230,107)	(4,551,545)	(10,169,434)

Other income	-	1,754	1,754
Interest income	751,524	1,001,021	1,891,006
Impairment charge - intangible asset	(1,794,500)		(1,794,500)
Interest expense	(304,979)		(304,979)
Income tax expense	-	-	(193)
	(1,347,955)	1,002,775	(206,911)

Noncontrolling interest	404,529	76,520	510,862

Net loss	$(6,173,533)	$(3,472,250)	$(9,865,483)

Net loss per common share - basic and diluted (Class A & B)	$(0.06)	$(0.03)	$(0.09)

Weighted average number of shares outstanding:
during the year - basic and diluted (Class A)	45,355,191	43,829,002	43,420,753

Weighted average number of shares outstanding:
during the year - basic and diluted (Class B)	6,387,665	6,387,665	6,387,665

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2009

	Preferred Stock$. 001 par value		Common Stock - Class A $.001 par value		Common Stock - Class B$. 001 par value		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Subscriptions	Accumulatd Deficit	Total

September 20, 2007 (inception)	-	$-	-	$-			$-	$-	$-	$-

Shares issued to founders	-	-	18,700,000	187			1,377	-	-	1,564

Issuance of shares through first
private placement	2,500,000	2,500	5,000,000	50			9,997,450	-		10,000,000

Issuance of shares through second
private placement	-	-	10,350,000	101			20,699,899	-		20,700,000

AdvisorShares capitalization							5,000	-		5,000

Net loss	-	-	-	-			-	-	(219,700)	(219,700)

December 31, 2007	2,500,000	$2,500	34,050,000	$338	-	$-	$30,703,726	-	$(219,700)	$30,486,864

Merger with Eastern Services Holdings	(2,500,000)	(2,500)	9,562,335	43,274	6,387,665	6,388	(47,162)	-	-	-

Issuance of shares through third
private placement	-	-	475,000	475	-	-	949,525	-	-	950,000

Stock option grant expense	-	-	-	-	-	-	1,880,967	-	-	1,880,967

Additional AdvisorShares capitalization	-	-	-	-	-	-	5,000	-	-	5,000

Net loss	-	-	-	-	-	-	-	-	(3,472,250)	(3,472,250)

December 31, 2008	-	-	44,087,335	$44,087	6,387,665	$6,388	$33,492,056	-	$(3,691,950)	$29,850,581

Issuance of restricted common shares			2,028,570	2,029			402,971			405,000

Beneficial conversion features of note payable							2,466,444			2,466,444

Conversions of Note Payable
Issuance of preferred stock	400,000	400					(400)			0
Stock subscriptions							(509,250)			(509,250)

Stock subscriptions (see note 6)								609,250		609,250

Stock option grant expense							2,144,488			2,144,488

Net loss									(6,173,533)	(6,173,533)

December 31, 2009	400,000	$400	46,115,905	$46,116	6,387,665	$6,388	$37,996,309	$609,250	$(9,865,483)	$28,792,980

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND
SEPTEMBER 20, 2007 (INCEPTION) THROUGH DECEMBER 31, 2009

			September 20, 2007
	Year Ended	Year Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,173,533)	$(3,472,250)	$(9,865,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	2,144,488	1,880,967	4,025,455
Noncontrolling interest	(404,529)	(76,520)	(510,862)
Impairment of intangible asset	1,794,500		1,794,500
Changes in assets and liabilities:
Increase in accounts receivable	(74,128)		(74,128)
Increase in prepaid expense	(89,000)		(89,000)
Increase in accounts payable	517,258	876,108	1,602,468
Increase in accrued payroll	540,474		540,474
Increase in accrued expenses	67,500		67,500
Accrued interest from certificate of deposit	-	(1,000,000)	(1,138,333)
Net cash used in operating activities	(1,676,971)	(1,791,695)	(3,647,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(4,433)	-	(4,555)
Certificate of deposit	21,888,333	-	1,888,333
Investment in entities	(18,216,469)		(18,216,469)
Advances from future revenues	(3,771,864)		(3,771,864)
Purchase of intangible asset	-	-	(9,999,500)
Net cash used in investing activities	(104,433)	-	(30,104,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	2,359,765	955,000	34,021,329
Proceeds from Notes Payable	-	443,000	443,000
Repayment of Notes Payable	(443,000)		(443,000)
Advances from stockholders		-	77,150
Repayment of stockholders advances	(23,580)	(53,570)	(77,150)
Net cash provided by financing activities	1,893,185	1,344,430	34,021,329

INCREASE (DECREASE) IN CASH	111,781	(447,265)	269,864

CASH, BEGINNING OF YEAR	158,083	605,348	-

CASH, END OF YEAR	$269,864	$158,083	$269,864

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Acquisition of investment in entity with exchange
in investment in certificate of deposit	$18,216,469	$-	$-

Compensation recognized under stock incentive plan	$2,144,488	$1,880,967	$4,025,455

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009
NOTE 1 – ORGANIZATION

Fund.com Inc. (the “Company” or “Fund’) was incorporated in the state of Delaware on September 20, 2007.  The Company is in its development stage and has not begun the process of operating its business.  The Company is still in the process of researching and developing its business and raising capital.

History of the Company

On September 27, 2007, the following wholly owned subsidiaries were incorporated:

•
Fund.com Online Technologies Inc. (“FOT”) was incorporated in the state of Delaware. FOT is a wholly owned operating subsidiary of the Company and was established to acquire the domain name “fund.com” and other related intellectual property and assets.  The subsidiary will be responsible for operating the Company’s internet properties.

•
Fund.com Managed Products Inc. (“FMP”) was incorporated in the state of Delaware.  FMP is a wholly owned operating subsidiary of the Company that focuses on asset management advisory services and related products.

•
Fund.com Capital Inc. (“FC”) was incorporated in the state of Delaware.  FC is a wholly owned operating subsidiary of FMP that will serve as an investment vehicle for the purposes of making active (non-passive) investments in other financial institutions, fund management companies or, in certain instances, products offered or managed by either.

On October 12, 2006, AdvisorShares Investments, LLC (“AdvisorShares”) was incorporated in the state of Delaware.  AdvisorShares is a developer of proprietary exchange traded funds, also known as ETFs, with a focus on “actively managed” ETFs.  On October 31, 2008, the Company purchased a 60% of the outstanding membership interests of AdvisorShares.

On June 1, 2009, Whyte Lyon Socratic Inc. (“WLS”) was incorporated in the state of New York.  WLS is a developer of online education programs for investors, debtors and professionals.  On November 2, 2009, the Company acquired all of the outstanding shares of WLS.

Overview of Organizations

Fund.com Inc. is a provider of fund management products and risk management solutions that help financial advisors, wealth managers, institutions, and ultra-high-net-worth families create and manage wealth. We also offer services and investment fund information to the mass-market individual investor over the Internet at www.fund.com.

The business of AdvisorShares is to develop a diverse range of "actively managed" exchange traded funds (“ETFs”) together with established third party asset managers, and to list these ETFs on the New York Stock Exchange, or a similar national or international securities exchange. The target clients of AdvisorShares are third party investment advisors who already manage clients' assets, have a favorable track record and desire to package their investment strategy using exchange-traded funds.  Under our business model, the investment manager acts as a “sub-advisor” to the fund and selects and supervises the investments of its individual ETF.  By accessing the AdvisorShares ETF platform, third party investment managers will be able to establish their own branded, or "white-labeled," ETF on a "turn-key" basis, wherein AdvisorShares is responsible, among other things, for the compliance and administration of the fund.  AdvisorShares and the investment manager share in the fee income, subject to a monthly minimum paid to AdvisorShares.

WLS is a development stage online provider of financial literacy video content delivered over the Internet. Sometimes referred to as distance learning, such remote educational content is designed to assist on-line students to:

▪	develop the necessary skills to understand financial transactions and financial markets;
▪	develop money management skills to help them manage their income and wealth; and
▪	reach particular goals, including homeownership, debt reconciliation, or improved credit reports.

Simultaneous with our acquisition of WLS, we purchased an equity interest in Vensure Employer Services, Inc., (“Vensure”) a professional employer organization, or PEO, located in Mesa, Arizona.  Vensure provides a broad range of services to small and medium-sized businesses, consisting of benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, employee training and development services and retirement obligations, including a retirement services product line that offers a variety of options to clients like 401(k) plans, profit sharing, and money purchase plans.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009
NOTE 1 – ORGANIZATION (continued)

On March 29, 2010, we consummated the acquisition of 100% of the membership interests of Weston Capital Management, LLC (“Weston Capital”).  Founded in 1993 and headquartered in West Palm Beach, FL, Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.  Weston Capital currently earns fees on assets exceeding $1.0 billion under management.  Its founder Albert Hallac continues as CEO of Weston Capital, directing its day-to-day operations and business strategy, and our Chairman Joseph J. Bianco, became Chairman of Weston Capital. Weston Capital also has offices in London and New York City.   Management believes with Weston Capital’s operations, when aligned with our majority interest in AdvisorShares, will enable us to accelerate increases of assets under management since we now has the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs to institutional and retail investors.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fund.com Inc. and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is December 31.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

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

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum payable at maturity, for a term of three years.  Accrued interest of $750,000 and $1,000,000 has been recorded for the years ended December 31, 2009 and 2008, respectively.  Pursuant to a securities purchase agreement dated September 24, 2009 which the Company entered into with Vensure Employer Services, Inc., the rights were assigned to receive payments under the Certificate of Deposit to Vensure, effective as of September 29, 2009 for certain consideration.  In October 2009, prior to the closing of the Vensure transaction, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the Certificate of Deposit for an annuity contract issued by a third party, and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company’s investment portfolio consists of an investment in exchange traded funds which are held as available for sale and a long-term preferred stock investment in Vensure Employer Services Inc. (see footnote 10) which is recorded at cost and will be evaluated for other than temporary impairment on a quarterly basis in accordance with ASC 820 Fair Value Measurements and Disclosures

The Company’s policy for the evaluation of temporarily impaired securities to determine whether the impairment is other-than temporary is based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer or non-issuer, including any specific events which may influence the operations of the issuer or non-issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s or non-issuer’s industry segment; and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in fair value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in operations.

After the Company’s review of its investment portfolio in relation to the above policy, there were no permanently impaired investments noted during the years ended December 31, 2009.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no material advertising expense for the years ended December 31, 2009 and 2008.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.”  However, the Company does incur costs including salaries and consulting fees related to its website.  These costs are included in Operating Expense in the Statement of Operations.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC Topic 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

Fund and certain of its subsidiaries (FOT, FMP and FC) did not file federal and applicable state income tax returns for the years ended December 31, 2009 and 2008, respectively, and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009 and 2008, respectively, and prior considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009 and 2008, respectively, and prior. The Company is still in the process of determining whether to file a consolidated tax return or a separate tax return for a holding company and its subsidiaries. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

AdvisorShares and WLS are in compliance with filing of the federal and applicable state income tax returns up until December 31, 2008.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Common shareholders include both Class A and Class B as the holders of Class A common stock shall be entitled to receive, on a pari passu basis with the holders of Class B common stock, if, as and when declared from time to time by the Board of Directors out of any assets of the Company legally available therefore, such dividends as may be declared from time to time by the Board of Directors.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company tests annually the carrying value of its intangible assets for impairment in accordance with ASC Topic 350 Intangibles – Goodwill and Other and also ASC Topic 360-10-35 Subsequent Measurement.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

As of December 31, 2009, the Company tested the intangible assets for impairment under ASC 360-10-35-21 and determined that an impairment charge of $1,794,500 was necessary.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 4 - FAIR VALUE (continued)

The composition of the investment portfolio as of December 31, 2009 was:

Investment	Level 1	Level 2	Level 3	Total	Cost
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
Exchange traded funds	$100,000	$-		$100,000	$100,000
Preferred stock	-		18,216,469	18,216,469	18,216,469
	$100,000	-	$18,216,469	$18,316,469	$18,316,469

Our portfolio valuations classified are classified as Level 3 in the above table are priced using subjective evaluation about the assumptions market participants would use in pricing the financial instrument.

Based on the criteria described above, the Company believes that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

NOTE 5 – INVESTMENTS

The Company’s investments consisted of the following as of December 31, 2009

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain (Loss)	Gain (Loss)	Total
Exchange traded funds	$100,000	$100,000	$-	$-	$100,000
Preferred stock	18,216,469	18,216,469	-	-	18,216,469
	$18,316,469	$18,316,469	$-	$-	$18,316,469

Management believes that the carrying value of the preferred stock approximates fair value at December 31, 2009.  The Company had no investments for the year ended December 31, 2008.

NOTE 6 – EQUITY

Initial Capitalization

During 2007, the issuances of Class A common stock consisted of the follows:

·	18,700,000 shares common stock to its founders totaling $1,564;
•	5,000,000 shares common stock and 2,500,000 shares preferred series A through private placement for $2.00 per unit totaling $10,000,000; and
·	10,350,000 shares common stock through a second private placement for $2.00 per share totaling $20,700,000.

Merger

On January 15, 2008, Fund.com Inc. merged (the “Merger”) with and into Eastern Services Holdings, Inc. (“Eastern”) pursuant to an Agreement and Plan of Merger, dated as of January 15, 2008 (the "Agreement"). In connection with the merger Eastern Services Holdings, Inc. changed its name to Fund.com Inc. (the "Surviving Corporation").  Pursuant to the Agreement, each share of common stock, par value $0.00001 per share of Fund (“Fund Common Stock”) was converted into the right to receive

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 6 – EQUITY (Continued)

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

Each share of Class A Common stock has one (1) vote per share.  Each share of Class B Common Stock has ten (10) votes per share.  The holders of Class B Common Stock have the right to convert each share of Class B Common Stock into one share of Class A Common Stock (adjusted to reflect subsequent stock splits, combinations, stock dividends and recapitalizations). Subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends, the holders of Class A Common Stock shall be entitled to receive, on a pari passu basis with the holders of Class B Common Stock, if, as and when declared from time to time by the Board of Directors out of any assets of the Company legally available therefore, such dividends as may be declared from time to time by the Board of Directors.

Common Shares Issued

In connection with a private placement, the Company issued 475,000 shares of its Class A common stock at $2.00 per share for total proceeds of $950,000 during 2008.  In 2009, 2,028,570 restricted Class A common stock were issued to an officer and related party, the Fabric Group, LLC in exchange for $405,000 of accounts payable.

In addition, on December 31, 2009 $840,000 of principal amount of a note payable to IP Global Investors Ltd. and Equities Media Acquisition Corp., Inc. were exchanged for 400,000 shares of Series A Preferred Stock.

Stock Subscriptions

In December 2009, the Company received $100,000 in cash in connection with the option portion of the note payable agreement with IP Global.  In addition, IP Global converted $509,000 of the note payable in December 2009 to common stock (see also note 11).  In both of those circumstances, the stock certificates had not been issued as of December 31, 2009.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 6 – EQUITY (Continued)

On October 26, 2009, 1,600,000 stock options with a purchase price of $.60 were granted to officers, employees and directors of  the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	1.66% - 4.23%
Expected volatility	50%- 83%
Forfeiture rate	10%
Expected life	4 Years
Expected dividends	-

The following details stock options for the year ending December 31, 2009:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average	Contractual	Fair
	Shares	Exercise Price	Term (Years)	Value

Balance, December 31, 2007	2,076,111	$2.30		$0.78
Granted	3,653,000	$3.52		$2.04
Exercised	-	-		-
Canceled	-	-		-
Forfeited	-	-		-
Balance, December 31, 2008	5,729,111	$3.08	$3.06	$1.58
Granted	-	-		-
Exercised	-	-		-
Canceled	-	-		-
Forfeited	(1,453,565)	$2.30
Balance, Sept 30, 2009	4,275,546	$3.34	$2.58	$1.86
Exercisable, Sept 30, 2009	1,547,028	$3.09	$2.58	$1.61

The following details stock option vested shares for the years ending December 31, 2009, 2008 and 2007:

Shares
Balance, December 31, 2007	-
Vested	-
Balance, December 31, 2008	-
Vested	2,968,484
Balance, December 31, 2009	2,968,484

Based on the assumptions noted above, the fair market value of the options issued was valued at $8,041,681.

For the years ended December 31, 2009 and 2008, there was $2,144,488 and $1,880,967, respectively, in expense recorded in the Statement of Operations for stock option grants.  There was no expense recorded for the year ended December 31, 2007.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 4, 2008, Fund.com Inc. (the “Company”) entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, Fabric will receive a onetime fee of $55,000 for services previously rendered to the Company. Included in the operating expenses for the six months ending June 30, 2009 and 2008 are $150,000 and $130,000, respectively.  Included in accounts payable as of June 30, 2009 is $405,000 related to this agreement.  This agreement has been mutually terminated and Fabric has agreed to accept in lieu of payment of $405,000, a total of 1,928,570 shares equally distributed to Lucas Mann and Daniel Klaus at 964,285 each.

On March 4, 2008, the Company entered into a Consulting Agreement with MKL Consulting Ltd. (“MKL”). MKL is wholly-owned and managed by the executive vice president and a director of the Company. Under the Consulting Agreement, MKL will receive an annual base fee of $150,000, in consideration for services provided to the Company as Executive Vice President and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, MKL will receive a one-time fee of $25,000 for services previously rendered to the Company. This agreement was not renewed and expired on February 28, 2009 under the terms of the agreement.  Included in the operating expenses for the years ending December 31, 2009 and 2008 are $25,000 and $150,000, respectively.  Included in accounts payable as of December 31, 2009, is $150,000 related to this agreement.

As a further inducement to the IP Global to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lenders, or their designees, for no consideration, and granted the lenders or their designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”), to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share. Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

Effective December 28, 2009, IP Global sold and assigned $91,476 principal amount of its original $2.5 million convertible Note from the Company to Bleecker Holdings Corp., an entity wholly-owned by Joseph J. Bianco, our Chairman of the Board.  In connection with the Debt Restructuring Agreement, Bleecker Holdings exchanged such Note for 43,560 shares of the Company’s Series A Preferred Stock.  Such shares were subsequently sold by Bleecker to an unaffiliated third party.

On April 15, 2010, in consideration for Mr. Bianco serving as Chairman of Weston Capital, the Company assigned to Bleecker Holdings the right to receive a management fee from Weston Capital in the amount of $100,000 per annum, payable monthly.

NOTE 8 – LEASES

The Company presently has no long-term commitments for leases.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009
NOTE 9 – INVESTMENT IN SUBSIDIARIES

AdvisorShares Investments, LLC

On October 31, 2008, the Company entered into a Purchase and Contribution Agreement, dated as of October 31, 2008 (the “Purchase and Contribution Agreement”), with AdvisorShares Investments, LLC (“AdvisorShares”), Wilson Lane Group, LLC, and Noah Hamman, the managing member and principal officer of AdvisorShares. Pursuant to the Purchase and Contribution Agreement, the Company purchased 6,000,000 units of AdvisorShares, (representing 60% of the outstanding membership interests of AdvisorShares) for a purchase price of $4,000,000, with an initial contribution of $275,000 and up to an additional $3,725,000 being contributed to AdvisorShares in accordance with the achievement of specific milestones as defined in the Purchase and Contribution Agreement, including (i) $1,000,000 within 30 days of the issuance by the SEC of its notice regarding approval of the application of AdvisorShares for exemptive relief under the Investment Company Act of 1940; (ii) $725,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $150,000,000; (iii) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $250,000,000; and (iv) $1,000,000 within 30 days of receipt by the Company from AdvisorShares’ independent auditors verifying total assets under management equal to $450,000,000.  In connection with our acquisition of 60% of the equity interests in AdvisorShares, we entered into an Amended and Restated Limited Liability Company Agreement of AdvisorShares, dated as of October 31, 2008 (the “LLC Agreement”), and was admitted as a member of AdvisorShares.

AdvisorShares and AdvisorShares Trust, a Delaware open-end investment management company (the “Trust”) that was recently formed by AdvisorShares for the purpose of offering a series of exchange traded funds (the “Funds”), filed an application with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) on January 31, 2008, as amended on October 17, 2008. The application requests an order from the SEC, exempting AdvisorShares and the Trust from the provisions of the Investment Company Act and permitting (a) the issuance of series of open-ended management investment companies to issue shares redeemable in large aggregations only, (b) engaging in secondary market transactions in Shares at negotiated market prices; and (c) certain affiliated persons of the series to deposit securities into, and receive securities from, the series in connection with the purchase and redemption of the creation units (the “Exemption Order”).

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

On August 18, 2009, the Company consummated payment in full of the $1,000,000 due to AdvisorShares for achieving the first milestone under the Agreement.  The funding was provided to the Company by IP Global and Equities Media, a principal stockholder of the Company, under the amended and restated $2.5 million line of credit facility described herein. The Company currently owns 60% of the outstanding units of AdvisorShares after the initial contributions of $1,275,000 by the Company. The Company will maintain its ownership of 60% of the outstanding units of AdvisorShares irrespective of AdvisorShares achieving any additional milestones.

Whyte Lyon Socratic Inc.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”) to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share.  Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement.  However, for all purposes the closing date and delivery of all closing documents and instruments in connection with the Whyte Lyon acquisition and the Vensure investment were deemed to have occurred effective on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

NOTE 10 – INVESTMENT IN VENSURE EMPLOYER SERVICES, INC.

On September 24, 2009, we and Vensure Employer Services, Inc. (“Vensure”) entered into a securities purchase agreement (the “Vensure Purchase Agreement”). Consummation of the transactions contemplated by the Vensure Purchase Agreement occurred on November 2, 2009; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective at 5:00 p.m. on September 29, 2009.

Under the terms of the Vensure Purchase Agreement, we agreed to sell and assign to Vensure, our right to receive payments under the original $20.0 million certificate of deposit issued in November 2007 by Global Bank in exchange for consideration consisting of (a) 218,883.33 shares of Series A participating convertible preferred stock of Vensure (the “Series A Preferred Stock”), and (b) a seven year content agreement (the “Content Agreement”) among Vensure, Vensure Retirement Administration, Inc., a whole

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 10 – INVESTMENT IN VENSURE EMPLOYER SERVICES, INC. (continued)

owned subsidiary of Vensure, our company and Whyte Lyon. In October 2009, we were orally advised by Global Bank of its intention to elect to exercise its contractual rights to exchange and swap its obligations under the certificate of deposit for a ten year 5.0% annuity contract issued by a third party.  We notified Vensure of the banks election (which was subsequently confirmed in writing), and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit.

The Vensure Series A Preferred Stock:

•	has a liquidation value of $100 per share or $21,888,333 as to all 218,883.33 shares;
•	is senior to all other capital stock of Vensure;
•	pays dividends as and when declared by the board of directors of Vensure on its common stock;
•
on a “sale of control” (as defined) of Vensure to any unaffiliated third party, in addition to receipt of the first $21,888,333 of consideration payable in respect of Vensure capital stock, participates with the holders of the common stock to the extent of 25% of all additional consideration paid or payable in excess of the maximum $21,888,333 liquidation value of the Series A Preferred; and

•
is convertible at any time after September 30, 2012 upon 61 days prior notice to Vensure into either 25% of the common stock of Vensure; provided, that the board of directors of Vensure may (subject to the Series A Preferred stockholder’s right to rescind its conversion notice) require that the shares of Series A Preferred Stock convert into a maximum of 49.5% of the capital stock of Vensure Retirement Administration, a wholly-owned subsidiary of Vensure.

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

In addition to its receipt of the Series A Preferred Stock, the Company has received the benefits of the Content Agreement.  Under the terms of the Content Agreement, the Company and Whyte Lyon will provide all existing and future employees, co-employees and other associates (collectively, the “End Users”) of Vensure, its subsidiaries and affiliates, as well as Vensure clients (collectively, the “Vensure Group”) with access to on-line educational content to be streamed to such End-Users from the website(s) of the Vensure Group.  Such Content, to be designated and branded as “Vensure University,” “The Money School” or other brand name acceptable to the parties to the Content Agreement, will include up to 84 five to seven minute educational course segments on personal finance management, financial products and other related financial topics as are approved by Vensure and the Company.  Course segments may also include safety training, health care and other topics of interest to workers and the work place.

In consideration for providing the Content, the Vensure Group is required to pay the Company and its Whyte Lyon subsidiary an access fee of $19.95 per month (the “Monthly Access Fee”) for each End-User who has access to the Content from the website(s) of the Vensure Group, whether or not such End-User actually clicks on such website and views the Content.  Based on the current Vensure employment complement of approximately 4,000 employees or co-employees, this represents approximately $80,000 a month in anticipated revenues to the Company from such Monthly Access Fee as soon as the initial Content is provided.  The Company and its subsidiary have agreed to deliver approximately three course segments during each calendar quarter commencing with the quarter ending March 31, 2010 and ending December 31, 2016. Following October 2012, the $19.95 Monthly Access Fee is subject to renegotiation at the option of Vensure.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 11 – NOTES PAYABLE

Working Capital Loan with IP Global Investors LTD

For the past twelve months we have relied on loans and advances from IP Global Investors Ltd., a privately owned intellectual property finance company, to provide us with working capital to pay our operating expenses.

Effective as of August 28, 2009, the Company, and IP Global consummated transactions under a line of credit agreement pursuant to which IP Global provided the Company with a $2,500,000 line of credit facility which superseded and restated in its entirety a prior $1.343 million credit agreement with IP Global entered into as of May 1, 2009.  Under the terms of the restated line of credit agreement (which was negotiated and agreed upon in early July 2009), the Company was entitled to receive a maximum of $2,500,000 of advances, less an aggregate of $723,000 of advances made through May 1, 2009 (including the $1,275,000 paid to AdvisorShares on behalf of the Company through August 18, 2009 and an additional $150,000 of advances funded through August 28, 2009).  As of December 31, 2009, the Company has borrowed an aggregate of approximately $2,466,444 under the line of credit, including $1,275,000 paid to AdvisorShares on behalf of the Company.  All obligations under the line of credit agreement have been guaranteed by Fund.com Capital Inc., Fund.com Technologies Inc. and Fund.com Managed Products Inc., all wholly-owned subsidiaries of the Company.

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

As a further inducement to the lender to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lender, or its designees, for no consideration, and granted the lender or its designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

On January 18, 2010, the board of directors of the Company approved the terms of an agreement (the “Debt Restructuring Agreement”) with IP Global and other third party assignees of a portion of a portion of the Note, dated as of December 28, 2009.  Under the terms of the Debt Restructuring Agreement, (a) the lender agreed to waive all prior defaults under the Note and Loan Agreement, (b) the lender and certain third party assignees who purchased from IP Global $184,800 principal amount of the Note agreed to convert an aggregate of $840,000 or 33.6% of the Note into 400,000 shares of the Company’s newly authorized Series A preferred stock; (c) the lender sold an additional $509,250 principal amount of the Note to third parties who have agreed to convert such assigned notes into shares of the Company’s Class A Common Stock, (d) the lender agreed (i) to extend the final maturity date of the remaining $1,150,750 outstanding balance of the Note to December 31, 2011, and (ii) not convert more than 25% of such Note balance into Class A Common Stock prior to December 31, 2011.

The Company’s Series A Preferred Stock does not pay a dividend, has a stated value of $100 per share, and is convertible, upon not less than 90 days prior written notice to the Company, into Class A Common Stock of the Company at a conversion price of $1.50 per share.  At the December 28, 2009 effective date of the Debt Restructuring Agreement, the average closing market prices of the Company’s Class A Common Stock, as traded on the FINRA over-the-counter Bulletin Board was approximately $0.91 per share.

As part of the transactions contemplated by the line of credit agreement, the lender or its designees received an option (expiring December 31, 2009) to purchase up to $5,000,000 of additional shares of Class A common stock of the Company at a price of $0.21 per share, or approximately 23.8 million shares of Class A common stock if such purchase option is fully exercised. The price was also established on the same VWAP calculation. The Company is not obligated to register the option shares for resale

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 11 – NOTES PAYABLE (continued)

with the SEC. In addition, the Company issued to IP Global a warrant, expiring July 31, 2012, entitling the holder(s) to purchase an aggregate of 50% of the number of shares of Class A common stock that are purchased upon full or partial exercise of the above purchase option, at an exercise price of $0.315 per share.  The exercise prices of the purchase option and the warrant are both subject to certain adjustments, including weighted average anti-dilution adjustments.

IP Global subsequently assigned the option to Recovery Capital, Inc. or its designees (“Recovery Capital”), and Recovery Capital thereafter assigned all or a portion of the option to Huntley Family Investments, LLC or is designees (the “Huntley Group”). The Huntley Group is affiliated with Mars Hill Partners, LLC, the sub-advisor to the Mars Hill Global Relative Value Advisorshare ETF, an actively managed exchange traded fund sponsored by AdvisorShares.  Neither Recovery Capital nor the Huntley Group is affiliated with either the Company or IP Global.

On January 25, 2010, the Company agreed to extend the option period to February 15, 2010, and the Huntley Group exercised the option and agreed to purchase all or a portion of the option shares.  To the extent not fully exercised by the Huntley Group, Recovery Capital retained the right to exercise the remaining portion of the option.  All proceeds received by the Company from the Huntley Group were to be used exclusively to provide financing to enable the Company to consummate its proposed equity investment in Weston Capital Management LLC.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.  On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.  In March 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  Neither COS Capital Partners, LH Capital Partners nor Recovery Capital is affiliated with either the Company or IP Global.

On February 12, 2010, the Company agreed to further extend the Option Period to February 28, 2010.  In addition, on February 22, 2010, the Company agreed to extend the option period to March 26, 2010 and on March 26 2010, the Company agreed to extend the option to April 30, 2010.

On March 8, 2010, IP Global converted a portion of the principal amount of the then outstanding amount due under a Company Note payable to IP Global into 3,600,000 shares of Class A Common Stock which it sold to an unaffiliated third party for $1,300,000.  Pursuant to its August 29, 2010 line of credit loan agreement with the Company, IP Global advanced an additional $1,300,000 to the Company on March 29, 2010 to assist the Company in financing its acquisition of Weston Capital.  Such additional advance increased the then outstanding amount due to IP Global under the Company’s line of credit loan agreement from $730,750 to $2,030,750.  Such loan is due and payable on December 31, 2011. However, to date, the Company has been unable to pay accrued interest and fees to the lenders under the Loan Agreement.

As at March 31, 2010, an aggregate of $2,108,122 of indebtedness is outstanding under the line of credit loan agreement, including $2,030,750 in principal amount of the convertible note and an aggregate of $77,372 in unpaid accrued interest and fees.

In accordance with the guidance in ASC 845, the Company valued the transaction at the fair value of the asset relinquished, in this case the certificate of deposit.  That value was deemed to be $21,138,333 and the Company allocated that value to the preferred shares.  Upon further review, the Company now believes that it is more appropriate to also recognize the content agreement as a component of the exchange, since the Company received both assets in the exchange. Accordingly, the Company will modify its presentation and allocate the $21,138,333 to both assets acquired based on their relative fair values.  Fair value for the preferred shares was based on a fairness opinion from an independent investment banking firm.  Fair value of the content agreement was based on the net present value of the future cash flows relating to the content agreement.  Based on that evaluation, the Company has recorded its investment in preferred stock of Vensure at $18,111,469 and the content agreement at $3,771,864.  The content agreement will be reported in balance sheet as a long-lived asset titled, Advances from Future Revenues.

NOTE 12 – INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2009 and 2008, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2009 and 2008, respectively (see note 1). The net operating losses carryforwards will begin to expire in varying amounts from year 2027 to 2029 subject to its eligibility as determined by respective tax regulating authorities.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 12 – INCOME TAXES (continued)

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

NOTE 13 – SUBSEQUENT EVENTS

On March 29, 2010, the Company consummated the acquisition (the “Acquisition”) of Weston Capital Management, LLC (“Weston Capital”), pursuant to a Securities Purchase and Restructuring Agreement dated as of March 26, 2010 (the “Purchase Agreement”) by and among the Company, Weston Capital, PBC-Weston Capital Holdings, LLC (“PBC”), Albert Hallac (“A. Hallac”) and the other persons who are parties signatory thereto (together with PBC and A. Hallac, the “Members”).

Pursuant to a newly executed long-term Employment Agreement, Weston Capital founder Albert Hallac continues as CEO of Weston Capital and a member of its board of managers and will direct Weston Capital’s day-to-day operations and business strategy.  In addition, Fund.com Chairman Joseph J. Bianco joined as Chairman of the Board of Weston Capital.

Under the Purchase Agreement:

·	the Company acquired from all of the Members, an aggregate of 100% of the membership interests in Weston Capital (the “Membership Interests”) for total consideration of $9,600,000 plus $1,500,000 in warrants described below, including:

(i) 25% of the issued and outstanding Membership Interests purchased by PBC on or about June 5, 2006 (the “PBC Member Interests”), in consideration for the payment of $2,500,000 in cash and delivery of the “Warrant” described below; and

(ii) he remaining 75% of the issued and outstanding Membership Interests (the “Hallac Interests”) owned by Albert. Hallac, certain members of his family, and Victor Elmaleh (collectively, the “Hallac Members”), in consideration for the payment of $5,500,000, consisting of $500,000 in cash and delivery of the Company’s 4% $5,000,000 senior secured adjustable principal amount note due March 31, 2015 (the “Reset Note”);

·	in addition to its purchase of 100% of the Membership Interests, the Company made an additional cash capital contribution to Weston Capital in the aggregate amount of $800,000 in order to fund the integration of Weston Capital and the AdvisorShares ETF business and for general working capital. The contribution was made in exchange for 9.1% of all issued and outstanding Membership Interests in Weston Capital (the “Additional Purchased Membership Interests”); and

·	the Company acquired the right and option, following the satisfaction of applicable regulatory approvals, to purchase 100% of the membership interests of Weston Capital’s broker-dealer subsidiary, Weston Capital Financial Services, LLC (the “Broker Subsidiary”) for nominal additional consideration. In exchange for all of the Membership Interests in Weston Capital, the Company provided the following consideration to the Members:

·	cash payments equal to (i) $2,500,000 to PBC in exchange for the PBC Member Interests; (ii) $800,000 as a capital contribution to Weston Capital; and (iii) $500,000 to Albert Hallac;

·	a Class A common stock purchase warrant (the “Warrant”) to PBC entitling PBC to purchase, beginning September 29, 2010 (the “Six Month Anniversary Date”) through September 30, 2014, such number of shares of Class A common stock of the Company as shall be determined by dividing (A) $1,500,000, by (B) the volume weighted average price of the common stock for the 20 trading days immediately prior to the Six Month Anniversary Date; and

·	the Reset Note to Albert Hallac and the other Hallac Members.

The Company is required to make an installment payment to the holders of the Reset Note in the amount of $2,450,000 on or before May 31, 2010 (the “Installment Payment”).

The remaining principal amount of the Reset Note is subject to adjustment on each of March 31, 2013, 2014 and 2015 (each, a “Reset Date”) in such greater or lesser amount equal to the holders’ aggregate percentage interests in the then fair market value of

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and for the period September 20, 2007 (inception)
through December 31, 2009

NOTE 13 – SUBSEQUENT EVENTS (continued)

Weston Capital. Such fair market value is to be determined based upon an independent business appraisal.  In addition, commencing on the first Reset Date and at any time on each subsequent Reset Date, the majority of the holders aggregate percentage interest in the Reset Note shall have the right to require that all or a portion of the then outstanding principal amount of the Reset Note (as adjusted based upon such fair market value appraisal) be prepaid by the Company (a “Mandatory Prepayment”), in an amount equal to the product of multiplying (i) the then applicable holders aggregate percentage interest being prepaid and converted, by (ii) the fair market value of 100% of the membership interests in Weston Capital as at the applicable Reset Date (the “Prepayment and Conversion Amount”).  Such Prepayment and Conversion Amount shall be paid by the Company no later than 20 business days following the date of calculation of the applicable Prepayment and Conversion Amount as follows (A) 25% in cash; and (B) 75% (the “Prepayment Balance”) in such number of shares of Class A common stock as shall be equal to the quotient resulting from dividing the Prepayment Balance, by 90% of the volume weighted average price of the Class A common stock for the 20 trading days prior to the applicable Reset Date.  In the event that Albert Hallac is no longer employed by Weston Capital due to his death, resignation or termination for cause, the Company shall have the right, at the Company’s Option exercised within 90 days thereafter, to prepay and convert all of the Reset Note as set forth above (an “Optional Prepayment”).

The Company’s obligation to pay the Installment Payment, when due, and comply with its other obligations under the Reset Note is secured by a pledge by the Company of 50.9% of the Membership Interests in Weston Capital owned by the Hallac Members immediately prior to the closing date pursuant to a certain pledge agreement (the “Pledge Agreement”).

Under the terms of the Reset Note, for so long as the Company’s obligations under the Reset Note remain outstanding, the approval or consent of the holders of a majority in interest of the Reset Note or Albert Hallac is required to effect certain major transactions, including:

●	changes to Weston Capital’s Operating Agreement;
●	any change in the fundamental nature of the business of Weston Capital;
●	any material deviation from any permitted fund investments of Weston Capital;
●	the dissolution, merger or consolidation of Weston Capital or a sale of control of Weston Capital;
●	the issuance of any new Members Interests or the admission of new members in Weston Capital;
●	the making of any cash distributions from Weston Capital to the Company unless 50.9% of each such distribution is paid in cash to the Hallac Members;
●	the termination of the management and employment agreements with Jeffrey Hallac, Keith Wellner and Marcel Herbst for any reason other than their death, permanent disability or for Cause, as defined therein; and
●	entering into any related party transaction with the Company or any of its affiliates.

The Company financed its cash payments for the Weston Capital acquisition through a series of private placements of its shares and from an advance under its August 2009 loan agreement with IP Global Investors Ltd.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.  On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.  In March 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  Neither COS Capital Partners, LH Capital Partners nor Recovery Capital are affiliated with the Company or IP Global.

On March 8, 2010, IP Global converted a portion of the principal amount of the then outstanding amount due under a Company Note payable to IP Global into 3,600,000 shares of Class A Common Stock which it sold to an unaffiliated third party for $1,300,000.  Pursuant to its existing August 28, 2009 loan agreement with the Company, effective as of March 29, 2010, IP Global advanced an additional $1,300,000 to the Company to assist the Company in financing its acquisition of Weston Capital.  Such additional advance increased the outstanding amount due to IP Global under the Company’s August 2009 loan Agreement from $730,750 to $2,030,750.  Such loan is due and payable on December 31, 2011.

On April 15, 2010, in consideration for Mr. Bianco serving as Chairman of Weston Capital, the Company assigned to Bleecker Holdings the right to receive a management fee from Weston Capital in the amount of $100,000 per annum, payable monthly.

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

We provided Gately & Associates with a copy of the disclosures in our Current Report and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Gately & Associates agrees with the statements in Item 8 in our Current Report. Gately & Associates informed us that no such letter is necessary.

On March 4, 2008, on the recommendation of the Audit Committee, the Board of Directors approved the engagement of Jewett, Schwartz, Wolfe & Associates to be the Company’s independent registered public accountants going forward.  We did not consult Jewett, Schwartz, Wolfe & Associates regarding the filing of Form 10-K for the period ending December 31, 2007, nor regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Jewett, Schwartz, Wolfe & Associates that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

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

Conclusions

Based upon the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2009 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. They concluded that the Company’s disclosure controls were ineffective due to the inability to timely file this report and the 2008 annual report on Form 10-K and the occurrence of issues that necessitated a restatement of interim period filings in 2009 and the material weaknesses in its internal controls over financial reporting as described below, which led us to file this report and our 2008 10-K late.  The actions being taken to address these ineffective disclosure controls and procedures are set forth below. Based upon the Evaluation, our CEO and CFO also concluded that our internal controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, as more fully described below.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Management determined that, as of December 31, 2009, the Company did not maintain effective internal control over financial reporting.  Management identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes (a material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis):

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

•
Inability to close our books and generate required disclosure – Due to timing constraints related to the finalization of material agreements, we recognize a material weakness regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. This material weakness caused us to be late in our 2008 Form 10-K.

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

•
Restatement of Interim Reporting – The occurrence of certain issues necessitated a restatement of our interim reporting.  These items included EPS calculations, disclosure of cumulative information required for development stage companies, recording the investment in Vensure and recording the funding received from IP Global.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses.  We believe that these additional steps will further enhance and strengthen the remediation steps we implemented in fiscal 2008 and 2009 to address the material weaknesses we discovered in our 2007 evaluation, which we believed were sufficient to cure such material weakness.  We recognize now that these must be expanded and developed to help ensure we achieve and maintain effective controls and procedures.  The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to review by other members of management as well as the Company’s independent accountant.  We also plan to enhance and test our quarter-end and year-end financial close process.  Additionally, our board of directors will increase its review of our disclosure controls and procedures.  We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process; we also hope to implement a detailed financial close plan and enhanced and timelier review of manual journal entries, account reconciliations, estimates and judgments.

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

Fund.com Inc.

Gregory Webster, CEO
Michael Hlavsa, CFO

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position(s)
Joseph J. Bianco	59	Chairman of the Board of Directors
Gregory Webster	48	Chief Executive Officer and Director
Michael Hlavsa	56	Chief Financial Officer
Philip Gentile	57	Chief Operating Officer and Executive Vice President
Raul Biancardi	47	Director
Ivar Eilertsen	52	Director
Keith Laslop	38	Director

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

Joseph J. Bianco – Chairman of the Board of Directors

Mr Bianco purchased Lotus Performance Cars, Inc. in 1982, which he subsequently sold to General Motors in 1987. In 1990, Mr. Bianco co-founded and became Chief Executive Officer of Alliance Entertainment Corporation. In 1996, Mr. Bianco and his partner sold control of NYSE-Listed Alliance, then the leading independent distributor of CD music in the world, and resumed his private investing activities. In 1998, an investor group led by Mr. Bianco bought the first of several magazine distributors that were consolidated into the Interlink Companies, of which Mr. Bianco was Chairman. Interlink, a leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. From 1997 to 2000, Mr. Bianco was also Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University. From 2003 to 2004, he served on the board of directors of Whitewing Environmental, Inc. Mr. Bianco also serves on the Board of several other private corporations as well as two non-profit organizations.  He also currently serves as Chairman and CEO of Florham Consulting Corp., a publicly traded company.  Mr. Bianco graduated from Yale Law School in 1975, where he was an editor of the Yale Law Journal. He became Associate Dean at Cardozo School of Law at Yeshiva University and is the author of two books and various articles.

Gregory Webster - Chief Executive Officer and Director

Mr. Webster brings over 20 years of management experience throughout the financial services, brokerage and insurance industries, including extensive global wealth leadership experience.  Prior to his current position at Fund.com, Mr. Webster was the President and CEO of HSBC Brokerage (USA) Inc., one of the largest banks in the world, where he was responsible for approximately $32.5 billion of client assets. Mr. Webster additionally held a seat on the Board of HSBC Asset Management (Americas) and served as Head of Securities of HSBC North America. In the latter role, Mr. Webster served on the board of directors and oversaw all the wealth management advisory services of HSBC Securities (Canada) Inc. and Merrill-Lynch HSBC (Canada) Inc., and was responsible for trading and execution services for HSBC subsidiaries and international affiliates.  Before joining HSBC in 2000, Mr. Webster led the Guardian Life Insurance Company in the formation and SEC Registration of a newly formed broker/dealer, Park Avenue Securities, LLC. Mr. Webster served as President of Park Avenue Securities, where he managed the securities operations and the distribution of wealth management and insurance products through a field force of approximately 4,000 registered representatives across the country. Prior to Park Avenue, Mr. Webster was the Chief Operating Officer for NYLIFE Securities, Inc., a subsidiary of New York Life Insurance Company, where he managed the wealth management proposition for approximately 8,000 registered representatives nationally. Mr. Webster was previously a Director of Private Client Services at Dreyfus Service Corporation, a subsidiary of Mellon Bank.  Mr. Webster received his B.S. in Marketing from the School of Business from Arizona State University, and a Masters Degree in Business Administration in Finance from Long Island University.

Michael Hlavsa – Chief Financial Officer

Mr. Hlavsa is an experienced executive that has over 33 years of combined financial and operational experience. He is both a Certified Public Accountant and a Certified Internal Auditor. He has spent over 18 years working in the United States casino industry. From 2004 to the present, he has been the founder and principal owner of Signature Gaming Management LLC, a consulting firm specializing in advising emerging companies engaged in gaming operations. In 2005, he served as Chief Executive Officer for Titan Cruise Lines, a casino business which operated a 2,000 passenger ship and high speed shuttles. From 2001 to 2004, Mr. Hlavsa was the Chief Executive Officer for SunCruz Casinos, the largest day cruise gaming company in the United States. From 1997 to 2000, Mr. Hlavsa was Managing Partner at Casino Princesa in Miami, Florida where he was responsible for the development and operation of a large mega-yacht gaming vessel. From 1993 to 1997, he served as Chief Financial Officer and Vice President, Midwest region, for Lady Luck Gaming Corporation, a publicly traded company. While at Lady Luck, he participated in that company’s initial public offering of equity and a $185 million debt financing. From 1991 to 1993, Mr. Hlavsa was the Vice President of Finance and Administration for the Sands Hotel and Casino in Las Vegas, Nevada. His first 12 years of gaming experience was in Atlantic City, New Jersey in various audit and finance positions with well-established gaming companies such as Caesars, Tropicana and Trump Plaza. Since March 2007, Mr. Hlavsa has served as Chief Financial Officer and a director of Gerova Financial Group, Ltd. (formerly Asia Special Situation Acquisition Corp.), a publicly traded company. He received a Bachelor of Science degree from Canisius College in Buffalo, New York in 1975.

Philip Gentile – Chief Operating Officer and Executive Vice President

Mr. Gentile has over twenty-five years of experience in the financial services and securities industry. Prior to joining Fund.com, he served in Morgan Stanley’s Global Wealth Management Group as Vice President of Vendor Management Office, where he managed the bank’s technology and operations vendors. Prior to Morgan Stanley, Mr. Gentile was Vice President of Business Operations at Standard & Poor's, Inc., a subsidiary of McGraw-Hill. In addition to working at top-tier financial firms, Mr. Gentile has also owned and operated his own businesses, including CyberVestors where he developed a marketing newsletter for a small brokerage firm utilizing Earnings Surprise as a method of identifying investment opportunities for individual investors. Prior to that, Mr. Gentile was a Senior Vice President and co-founder of Global Information Technologies, a re-distributor of online financial services to brokerage and money management firms who provided aggregation, research and reporting on equities. He began his career as Vice President of Equity Research for Shearson Lehman Brothers, where he managed product development for an institutional service, FINSTAT, which provided research, analysis, back-testing and reporting for equities and mutual funds. Mr. Gentile received his B.S. in Quantitative Analysis and Economics from Manhattan College, and subsequently attended Pace University's MBA Finance Program.

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

Keith Laslop – Independent Director /Audit and Compensation Committee

Mr. Laslop is a chartered accountant and holds the Chartered Financial Analyst (CFA) accreditation. From 2004 to 2008, Mr. Laslop served as the President of Prolexic Technologies, Inc., a managed digital security service provider, where he was responsible for the growth and financial performance of the company. Since May 2008, Mr. Laslop has served as a director of Gerova Financial Group, Ltd. (formerly Asia Special Situation Acquisition Corp.), a publicly traded company. From 2001 to 2004, he served as the Chief Financial Officer and Business Development Director of Elixir Studios Ltd., a London-based interactive entertainment software developer, where he was responsible for originating and negotiating new development contracts, as well as securing three rounds of capital to fund operations. Prior to Elixir, Mr. Laslop was Director of Business Development EMEA at Inktomi, a public Internet infrastructure software company. He has a background in structuring and negotiating various mergers and acquisitions in London, England and Toronto, Canada. Mr. Laslop earned an Honors Business Administration degree from the University of Western Ontario in 1993 and his Chartered Accountant designation from the Canadian Institute of Chartered Accountants in 1996. In addition, he earned his Chartered Financial Analyst designation from the Institute of Chartered Financial Analysts in 1999.

Board of Directors

All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of Fund.com Inc, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

Advisory Board

We do not currently have an advisory board.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our stock incentive plan. All directors are reimbursed for their reasonable expenses incurred in attending board meetings. We have procured director’s and officer’s liability insurance.

Board Committees

In June 2008, our board of directors has established the following committees.  The Company intends to have charters for these committees available on our website in the near future.

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

Director Independence

During fiscal 2009 and through the present, we were not and are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent however, the board of directors applies the requirements for   “independent directors” as defined in the rules and regulations of the NYSE Amex (formerly known as the American Stock Exchange).  The Company’s board of directors determined that Messrs. Biancardi, Eilertsen and Laslop are independent.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

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

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the chief executive officer and certain of other executive officers of the Company whose aggregate cash compensation exceeded $100,000 (other than the principal executive officer) for each of the last two fiscal years.

Some of the officers listed below did not work for us in any capacity during 2008 or 2009, or only worked for a portion of such years; however, we are required to include information covering our last two fiscal years for each of the officers listed below.  Accordingly, we strongly advise you to read the footnotes to the table, which explain the time of service and therefore why such person may not have received any compensation in certain years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)		(d)	(e)	(f)

Ms. Ahkee Rahman, Former CEO (1)	2009	-0-		-0-	-0-	-0-
	2008	-0-		-0-	-0-	-0-

Mr. Raymond Lang, Former President (2)	2009	66,433		-0-	-0-	-0-
	2008	229,167	(3)	-0-	-0-	411,760

Mr. Gregory Webster, Chief Executive Officer (4)	2009	250,000		-0-	-0-	102,500
	2008	208,833		-0-	-0-	610,732	(5)

Mr. Michael Hlavsa, Chief Financial Officer	2009	120,000		-0-	-0-	27,500
	2008	110,000		-0-	-0-	29,096	(6)

Mr. Philip Gentile, COO (7)	2009	250,000		-0-	-0-	27,500
	2008	208,333		-0-	-0-	442,519

Mr. Daniel Klaus, Former CEO	2009	-0-		-0-	202,500	-0-
	2008	-0-		-0-	-0-	-0-

Mr. Lucas Mann, Former Chief Marketing Officer	2009	-0-		-0-	202,500	-0-
	2008	-0-		-0-	-0-	-0-

Mr. Darren Rennick, Former Executive Vice President	2009	-0-		-0-	-0-	-0-
	2008	-0-		-0-	-0-	-0-

Mr. Richard Carrigan (8)	2009	-0-		-0-	-0-	-0-
	2008	-0-		-0-	-0-	-0-

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)

Ms. Ahkee Rahman, Former CEO (1)	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

Mr. Raymond Lang, Former President (2)	2009	-0-	-0-	100,000	166,433
	2008	-0-	-0-	3,899	644,826

Mr. Gregory Webster, Chief Executive Officer (4)	2009	-0-	-0-	-0-	352,500
	2008	-0-	-0-	3,190	822,255

Mr. Michael Hlavsa, Chief Financial Officer	2009	-0-	-0-	-0-	147,500
	2008	-0-	-0-	-0-	139,096

Mr. Philip Gentile, COO (7)	2009	-0-	-0-	-0-	277,500
	2008	-0-	-0-	3,190	654,042

Mr. Daniel Klaus, Former CEO	2009	-0-	-0-	-0-	202,500
	2008	-0-	-0-	-0-	-0-

Mr. Lucas Mann, Former Chief Marketing Officer	2009	-0-	-0-	-0-	202,500
	2008	-0-	-0-	-0-	-0-

Mr. Darren Rennick, Former Executive Vice President	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

Mr. Richard Carrigan (8)	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

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

 (3)  Mr. Lang resigned as President and a Director, effective as of February 12, 2009.  As a result of his resignation and pursuant to his original employment agreement, Mr. Lang entered into a release agreement with the Company.  The Release Agreement entitled Mr. Lang to receive cash payments equal to nine months’ of his base salary (approximately $187,500); the Company paid Mr. Lang $50,000 after the Release Agreement was signed and per a revision to the Release Agreement paid an additional $100,000 in 2009.   The release agreement also extended Mr. Lang’s time to exercise his vested options to purchase 484,522 shares of our common stock with an exercise price of $2.30 per share until the first anniversary of his separation which expired on February 12, 2010. The Company also agreed to pay Mr. Lang all of his outstanding unpaid and approved expenses, which total approximately $860.  In exchange for payment of the severance and expenses, and the modification to the options, the Company is forever released from any and all claims Mr. Lang may have against the Company.

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

In October 2009, Mr. Webster received a stock option grant to purchase 750,000 shares of our Class A Common Stock with an exercise price of $0.60 per share for a period of 5 years from the date of grant which was May 14, 2010.  The Options vest as follows: (i) 1/3rd on May 14, 2009; (ii) 1/3rd on May 14, 2010; and (iii) 1/3rd on May 14, 2011.

(6) Mr Hlavsa has been the Chief Financial Officer since our inception and has served as a Director until February 20, 2009.   In December 2007, Mr. Hlavsa received a stock option grant to purchase 130,024 shares of our Class A Common Stock with an exercise price of $2.30 per share, pursuant to the 2007 Stock Incentive Plan.

In October 2009, Mr. Hlavsa received a stock option grant to purchase 250,000 shares of our Class A Common Stock with an exercise price of $0.60 per share for a period of 5 years from the date of grant which was May 14, 2010.  The Options vest as follows: (i) 1/3rd on May 14, 2009; (ii) 1/3rd on May 14, 2010; and (iii) 1/3rd on May 14, 2011.

(7) Mr. Gentile has served as our Chief Operating Officer and Executive Vice President of Business Development since March 4, 2008.  In March 2008, Mr. Gentile received a stock option grant to purchase 1,000,000 shares of our Class A Common Stock with an exercise price of $3.50 per share, pursuant to the 2007 Stock Incentive Plan.

In October 2009, Mr. Gentile received a stock option grant to purchase 250,000 shares of our Class A Common Stock with an exercise price of $0.60 per share for a period of 5 years from the date of grant which was May 14, 2010.  The Options vest as follows: (i) 1/3rd on May 14, 2009; (ii) 1/3rd on May 14, 2010; and (iii) 1/3rd on May 14, 2011.

(8) This reflects salary paid to Mr. Carrigan as the sole employee of an operating subsidiary of Eastern Services Holdings for 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Ahkee Rahman	-0-	-0-	-0-	-0-	-0-
Raymond Lang	-0-	484,522	-0-	2.30	-0-
Gregory Webster	-0-	2,403,000	-0-	2.53	-0-
Michael Hlavsa	-0-	388,024	-0-	1.20	-0-
Philip Gentile	-0-	1,250,000	-0-	2.92	-0-
Daniel Klaus	-0-	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-	-0-
Darren Rennick	-0-	-0-	-0-	-0-	-0-
Richard Carrigan	-0-	-0-	-0-	-0-	-0-

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(g)	(h)	(i)	(j)

Ahkee Rahman	-0-	-0-	-0-	-0-
Raymond Lang	-0-	-0-	-0-	-0-
Gregory Webster	150,000	292,500	-0-	-0-
Michael Hlavsa	-0-	-0-	-0-	-0-
Philip Gentile	-0-	-0-	-0-	-0-
Daniel Klaus	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-
Darren Rennick	-0-	-0-	-0-	-0-
Richard Carrigan	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)
(a)	(b)	(c)	(d)	(e)

Daniel Klaus	-0-	-0-	-0-	-0-
Lucas Mann	-0-	-0-	-0-	-0-
Ivar Eilersten	$15,000	-0-	$5,500	-0-
Raul Biancardi	$15,000	-0-	$33,000	-0-
Keith Laslop	$15,000	-0-	-0-	-0-
Darren Rennick	-0-	-0-	-0-	-0-

Name	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(f)	(g)	(h)

Daniel Klaus	-0-	-0- (1)	-0-
Lucas Mann	-0-	-0- (1)	-0-
Ivar Eilertsen	-0-	-0-	$20,500
Raul Biancardi	-0-	-0-	$48,000
Keith Laslop	-0-	-0-	$15,000
Darren Rennick	-0-	-0- (2)	-0-

(1) Mr. Klaus and Mr. Mann will receive a consulting fee for services provided to the Company of $300,000 beginning from March 2008 pursuant to a Consulting Agreement between the Company and Fabric Group LLC (“Fabric”), and a one time fee of $55,000. Fabric is wholly-owned by Mr. Klaus and Mr. Mann is a consultant working for Fabric, but shares in the fees received pursuant to the consulting agreement.  The Fabric Consulting agreement has been renewed pursuant to the terms of the agreement as of March 9, 2009. The Fabric Consulting agreement was mutually terminated and Fabric has agreed to accept in lieu of payment of $405,000, a total of 1,928,570 shares equally distributed to Lucas Mann and Daniel Klaus at 964,285 each.

(2) Pursuant to a one year Consulting Agreement between the Company and MKL Consulting Ltd. (“MKL”), which is wholly-owned and managed by Mr. Rennick, beginning on March 2008, MKL received a $150,000 consulting fee for services provided to the Company under the consulting agreement which was not renewed in 2009.

We intend to pay the outside Directors $15,000 per year plus reimburse them for any out of pockets expenses in connection with attending board meetings.  Additionally, outside directors will receive grants of incentive stock options pursuant to our 2007 Equity Incentive Plan.

Employment Agreements

We have employment agreements with Michael Hlavsa, our Chief Financial Officer; Gregory Webster our current Chief Executive Officer; and Philip Gentile, our Chief Operating Officer. We had an employment agreement with Raymond Lang, our previous Chief Executive Officer and President, until his resignation on February 12, 2009.

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

Mr. Lang resigned as President and a Director as of February 12, 2009.  As a result of his resignation and pursuant to his original employment agreement, Mr. Lang entered into a release agreement with the Company.  The Release Agreement entitled Mr. Lang to receive cash payments equal to nine months’ of his base salary (approximately $187,500); the Company paid Mr. Lang $50,000 after the Release Agreement was signed and per a revision to the Release Agreement paid  an additional $100,000 in 2009   The release agreement also extended Mr. Lang’s time to exercise his vested options to purchase 484,522 shares of our common stock with an exercise price of $2.30 per share until the first anniversary of his separation which expired on February 12, 2010. The Company also agreed to pay Mr. Lang all of his outstanding unpaid and approved expenses, which total approximately $860.  In exchange for payment of the severance and expenses, and the modification to the options, the Company is forever released from any and all claims Mr. Lang may have against the Company.

Mr. Hlavsa. On October 30, 2007 we entered into an at-will employment agreement with Mr. Hlavsa.  Under the agreement, Mr. Hlavsa was originally schedule to commence employment on November 15, 2007; however, he did not commence employment until February 1, 2008.  Mr. Hlavsa will receive an annual base salary of $120,000 per annum.  In addition, Mr. Hlavsa is eligible for a performance bonus of up to $120,000 subject to the achievement of reasonable performance metrics, as determined by the Board.  He received a stock option grant to purchase 138,024 shares of our Class A Common Stock with an exercise price of $2.30. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting with respect to an additional 1/12th of the shares following each three months of continuous service thereafter. The Employment Agreement with Mr. Hlavsa is incorporated by reference in its entirety on Form 8-K dated January 17, 2008. As of the date of this Report, we owe Mr. Hlavsa approximately $90,000 under his employment agreement for 2009.

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

On August 6, 2008, the Board appointed Gregory Webster, President of the Company, as Chief Executive Officer of the Company. In conjunction with his appointment, he was removed as President and from all other positions at the Company. He was also appointed as Chief Executive Officer of each of the Company’s subsidiaries, and was removed as President and from all other positions at the subsidiaries. Mr. Webster was also appointed as a member of the Board of Directors of the Company and its subsidiaries. In connection with his appointment as CEO, we amended his employment agreement, pursuant to which Mr. Webster was granted an additional option to purchase 653,000 shares of the Company’s Class A Common Stock at a $3.25 price per share based upon the closing price on the OTC Bulletin Board as of August 5, 2008. The first 153,000 shares will vest upon the grant of the options, with 25% of the remainder vesting on March 1, 2008 and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months. As of the date of this Report, we owe Mr. Webster approximately $205,000 under his employment agreement for 2009.

Mr. Gentile. Mr. Gentile is employed pursuant to an Employment Agreement dated as of March 4, 2008, which is substantially identical in form to that of Mr. Webster’s, which is described above. In connection with his employment, Mr. Gentile was granted an option to purchase 1,000,000 shares of Class A Common Stock at $3.50 per share. The option vests over four years, with 25% vesting on the first anniversary and the balance vesting quarterly over the following 36 months. In the event of a change of control, vesting will accelerate twelve months, and if Mr. Gentile’s service is terminated by the Company other than for Cause prior to the first anniversary, vesting will accelerate to the first anniversary. The Employment Agreement with Mr. Gentile is incorporated by reference in its entirety herein from the Current Report on Form 8-K filed March 10, 2008. As of the date of this Report, we owe Mr. Gentile approximately $200,000 under his employment agreement for 2009.

Amended and Restated 2007 Stock Incentive Plan

The following is a summary of the Company’s Amended and Restated 2007 Stock Incentive Plan (the “Plan”).

Purpose. The purpose of the Plan is to promote the long-term success of the Company by (a) encouraging selected employees, consultants and directors to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, consultants and directors with exceptional qualifications, and (c) linking employees, consultants and directors directly to stockholder interests through increased stock ownership.  The Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

Stock Subject to the Plan. Currently a total of 10,000,000 shares of Class A common stock (the “Common Stock”) may be issued under the Plan, subject to adjustments. The Company may use shares held in treasury in lieu of authorized but unissued shares. If any award expires or terminates, the shares subject to such award shall again be available for purposes of the Plan. Any shares used by the participant as payment to satisfy a purchase price related to an award, and any shares withheld by the Company to satisfy an applicable tax-withholding obligation, shall again be available for purposes of the Plan.

Administration of the Plan. The Plan is administered by the Compensation Committee, all of the members of which are independent as required by law. The Compensation Committee has sole discretion over determining individuals eligible to participate in the Plan and the time or times at which awards will be granted and the number of shares, if applicable, which will be granted under an award. Subject to certain limitations, the Compensation Committee’s power and authority includes, but is not limited to, the ability to interpret the plan, to establish rules and regulations for carrying out the plan and to amend or rescind any rules previously established, to determine the terms and provisions of the award agreements and to make all other determinations necessary or advisable for the administration of the plan.

Eligible Persons. Only employees shall be eligible for the grant of incentive stock options. Only employees, consultants and outside directors shall be eligible for the grant of non-statutory stock options, restricted shares, stock units or stock appreciation rights.

Grant of Awards. The types of awards that may be granted under the Plan are stock options (either incentive stock options or non-qualified stock options), stock appreciation rights, performance-based awards, as well as other stock-based awards. Awards are evidenced by an agreement and an award recipient has no rights as a stockholder with respect to any securities covered by an award until the date the recipient becomes a holder of record of the Common Stock.

On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The fair market value is determined by computing the arithmetic mean of the high and low stock prices on a given determination date. This price needs not be uniform for all recipients of non-qualified stock options and must not be less than 100% of the fair market value. The exercise price on the date of grant is determined by the Compensation Committee in the case of non-qualified stock options. Options granted under the plan will vest as provided by the Compensation Committee at the time of the grant. The Compensation Committee may provide for accelerated vesting or termination in exchange for cash of any outstanding awards or the issuance of substitute awards upon consummation of a “change in control”. The options expire on the date determined by the Compensation Committee but may not extend more than ten years from the grant date.

For purposes of the Plan, a “change in control” is defined as (i) the purchase or other acquisition (other than from the Company) by any person, entity or group of persons, within the meaning of § 13(d) or § 14(d) of the Exchange Act (excluding, for this purpose, the Company or its subsidiaries or any employee benefit plan of the Company or its subsidiaries), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the outstanding shares of the Common Stock or the combined voting power of the Company’s outstanding voting securities entitled to vote generally in the election of directors, each as of the time the Stock Incentive Plan was entered into; or (ii) individuals who constituted the Board of Directors at the time the Stock Incentive Plan was entered into cease for any reason to constitute at least a majority of the Board of Directors, except for the election of any person who becomes a director subsequent to such date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the incumbent Board of Directors (other than an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors); or (iii) approval by the Company’s stockholders of a reorganization, merger or consolidation, in each case with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of, respectively, the Common Stock and the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation’s then outstanding voting securities, or of a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company.

Stock appreciation rights granted under the plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options. The Compensation Committee determines the exercise price of stock appreciation rights. A stock appreciation right granted independent of an option entitles the participant to payment in an amount equal to the excess of the fair market value of a share of the Common Stock on the exercise date over the exercise price per share, times the number of stock appreciation rights exercised. A stock appreciation right granted in connection with an option entitles the participant to surrender an unexercised option and to receive in exchange an amount equal to the excess of the fair market value of a share of the Common Stock over the exercise price per share for the option, times the number of shares covered by the option which is surrendered. Fair market value is determined in the same manner as it is determined for options.

The Compensation Committee may also grant awards of stock, restricted stock and other awards valued in whole or in part by reference to the fair market value of the Common Stock. These stock-based awards, in the discretion of the Compensation Committee, may be, among other things, subject to completion of a specified period of service, the occurrence of an event or the attainment of performance objectives. Additionally, the Compensation Committee may grant awards of cash, in values to be determined by the Compensation Committee. If any awards are in excess of $1,000,000 such that Section 162(m) of the Internal Revenue Code applies, the committee may, in its discretion, alter its compensation practices to ensure that compensation deductions are permitted.

Awards granted under the plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant, only by the participant or his or her guardian or legal representative, unless permitted by the committee.

Amendment. The plan may be amended, altered, suspended or terminated by the administrator at any time. The Company may not alter the rights and obligations under any award granted before amendment of the plan without the consent of the affected participant. Unless terminated sooner, the plan will terminate automatically on December 27, 2017.

Federal Income Tax Consequences of Awards

The following is a summary of the U.S. federal income tax consequences that generally will arise with respect to awards granted under the plan and with respect to the sale of Common Stock acquired under the plan. The federal tax laws may change and the federal, state and local tax consequences for any participant will depend upon his or her individual circumstances. The tax consequences for any particular individual may be different.

Incentive Stock Options. Some options may constitute “incentive stock options” within the meaning of Section 422 of the Code. If the Company grants an incentive stock option, the recipient is not required to recognize income upon the grant of the incentive stock option, and the Company will not be allowed to take a deduction. Similarly, when a recipient exercises any incentive stock options, provided he or she has not ceased to be an employee of the Company and all affiliates for more than three months before the date of exercise, such employee will not be required to recognize income, and the Company will not be allowed to take a deduction. For purposes of the alternative minimum tax, however, the amount by which the aggregate fair market value of Common Stock acquired on exercise of an incentive stock option exceeds the exercise price of that option generally will be an adjustment included in alternative minimum taxable income for the year in which the incentive stock option is exercised. The Code imposes an alternative minimum tax on a taxpayer whose tentative minimum tax, as defined in Section 55(b) (1) of the Code, exceeds the taxpayer’s regular tax.

Additional tax consequences will depend upon how long the recipient holds the shares of Common Stock received after exercising the incentive stock options. If the shares are held for more than two years from the date of grant and one year from the date of exercise of the option, upon disposition of the shares, any gain upon the subsequent sale of the Common Stock will be taxed as a long-term capital gain or loss. If the recipient disposes of shares acquired upon exercise of an incentive stock option which shares were held for two years or less from the date of grant or one year or less from the date of exercise (“Disqualifying Disposition”), the recipient generally will recognize ordinary income in the year of the Disqualifying Disposition.

To the extent that a recipient recognizes ordinary income, the Company is allowed to take a deduction. In addition, a recipient must recognize as short-term or long-term capital gain, depending on whether the holding period for the shares exceeds one year, any amount that is realized upon disposition of those shares which exceeds the fair market value of those shares on the date of exercise of the option.

Non-Qualified Stock Options. If a recipient receives a non-qualified stock option, he or she will not recognize income at the time of the grant of the stock option, nor will the Company be entitled to a deduction. However, such person will recognize ordinary income upon the exercise of the non-qualified stock option. The amount of ordinary income recognized equals the difference between (a) the fair market value of the stock on the date of exercise and (b) the amount paid for the stock. The Company will be entitled to a deduction in the same amount. The ordinary income recognized will be subject to applicable tax withholding by the Company. When the shares are sold, any difference between the sales price and the basis (i.e., the amount paid for the stock plus the ordinary income recognized) will be treated as a capital gain or loss, depending on the holding period of the shares.

Performance-Based Awards/Stock Appreciation Rights. An award recipient generally will not recognize taxable income upon the grant of performance-based awards or stock appreciation rights. Instead, such person will recognize as ordinary income, and the Company will have as a corresponding deduction, any cash delivered and the fair market value of any Common Stock delivered in payment of an amount due under the performance award or stock appreciation right. The ordinary income recognized will be subject to applicable tax withholding.

Upon selling any Common Stock received by a recipient in payment of an amount due under a performance award or stock appreciation right, such recipient generally will recognize a capital gain or loss in an amount equal to the difference between the sale price of the Common Stock and the tax basis in the Common Stock, depending on the holding period for the shares.

Other Stock-Based Awards. The tax consequences associated with any other stock-based award granted under the Plan will vary depending on the specific terms of the award, including whether the award has a readily ascertainable fair market value, whether or not the award is subject to forfeiture provisions or restrictions on transfer, the nature of the property under the award, the applicable holding period and the recipient’s tax basis.

Income Tax Rates on Capital Gain and Ordinary Income.  Under current tax law, short-term capital gain and ordinary income will be taxable at a maximum federal rate of 35%. Phaseouts of personal exemptions and reductions of allowable itemized deductions at higher levels of income may result in slightly higher effective tax rates. Ordinary compensation income generally will also be subject to the Medicare tax and, under certain circumstances, a social security tax. On the other hand, the relevant long-term capital gain will be taxable at a maximum federal rate of 15%.

Effect of Section 162(m) of the Code. Pursuant to Section 162(m) of the Code, the Company may not deduct compensation of more than $1,000,000 that is paid in a taxable year to an individual who, on the last day of the taxable year, is the Company’s chief executive officer or among one of its four other highest compensated officers for that year. The deduction limit, however, does not apply to certain types of compensation, including qualified performance-based compensation. Compensation attributable to incentive stock options and non-qualified stock options granted under the Plan could be treated as qualified performance-based compensation and therefore not be subject to the deduction limit. In addition, the Compensation Committee may structure certain performance-based awards utilizing the performance criteria set forth in the Plan so that payments under such awards may likewise be treated as qualified performance-based compensation.

Limitation of Liability and Indemnification

The Company's directors and executive officers are indemnified as provided by the Delaware General Corporation Law and the Company's Bylaws. Limitation on Liability and Indemnification of Directors and Officers under Delaware General Corporation Law a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

1. his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and
2. his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, stockholders of ours will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's or officer's fiduciary duty and does not eliminate or limit our right or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

As permitted by Delaware law, our By-Laws include a provision which provides for indemnification of a director or officer by us against expenses, judgments, fines and amounts paid in settlement of claims against the director or officer arising from the fact that he was an officer or director, provided that the director or officer acted in good faith and in a manner he or she believed to be in or not opposed to our best interests. We have purchased insurance under a policy that insures both our company and our officers and directors against exposure and liability normally insured against under such policies, including exposure on the indemnities described above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.  Please see Part II, Item 5: “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

The following tables set forth certain information known to us with respect to beneficial ownership of our Common Stock as of March 31, 2010, by:

•	each person known by us to own beneficially more than 5% of the Company’s outstanding Common Stock;
•	each of the Company’s directors;
•	each named executive officer; and
•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power over securities. The table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2010. It is therefore based on 69,465,905 and 5,462,665 shares of Class A common stock and Class B common stock outstanding as of March 31, 2010, respectively. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is 14 Wall Street, 20th Floor, New York, New York 10005.

	Class A Common Stock Shares %		Class B Common Stock Shares %		% Total Voting Power (1)
Daniel Klaus	4,526,301	6.52%	0	0	3.65%

Lucas Mann	4,526,301	6.52%	0	0	3.65%

COS Capital Partners I LLC	9,047,619	13.02%	0	0	7.29%

Michael Hlavsa	152,262	*	0	0	*

Gregory Webster	1,152,750	1.66%	0	0	*

Philip Gentile	583,250	*	0	0	*

Joseph J. Bianco	0	0	0	0	0

Ivar Eilertsen	224,900	*	0	0	*

Keith Laslop	104,150	*	0	0	*

Raul Biancardi	266,650	*	0	0	*

Equities Media Acquisition Corp Inc. (2)	0	0	3,462,665	63.4%	27.90%

Barry Feiner, Esq. as Escrow Agent	0	0	2,000,000	36.6%	16.12%

All officers and directors as a group (7 persons)	2,483,962	3.58%	0	0	2.00%

* Less than 1%.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Prior to the Merger and as of December 31, 2009, there are no material relationships between us and our current directors and officers.

On March 4, 2008, we entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, Fabric will receive a onetime fee of $55,000 for services previously rendered to the Company.  This agreement has been mutually terminated and Fabric has agreed to accept in lieu of payment of $405,000, a total of 1,928,570 shares equally distributed to Lucas Mann and Daniel Klaus at 964,285 each

We were party to a consulting agreement with MKL Consulting Ltd., a consulting firm owned by Darren Rennick, one of our former directors.  Pursuant to this agreement, we paid MKL $12,500 per month for the consulting services they provided to the Company.  However, the consulting agreement expired in February 2009 and we did not renew it.

As a further inducement to the IP Global to make available the line of credit, Daniel Klaus and Lucas Mann, two shareholders of the Company and members of the board of directors at the time, also sold to the lenders or their designees (in equal amounts) a total of 2,000,000 of their shares of Class A common stock of the Company at a price of $0.25 per share, payable on the basis of $50,000 in cash and the $450,000 balance evidenced by two notes of $225,000 each payable in equal monthly installments through December 31, 2009.  In addition, Messrs. Klaus and Mann each contributed 500,000 of their Company shares to the lenders, or their designees, for no consideration, and granted the lenders or their designees an option, exercisable at any time up to December 31, 2009, to purchase an additional 2,000,000 of their Class A shares for $0.25 per share. Effective August 28, 2009, Messrs. Daniel Klaus and Lucas Mann terminated their consulting agreements with the Company and resigned as members of the board of directors of the Company and its subsidiaries. There was no disagreement or dispute between Messrs. Klaus and Mann and the Company which led to their resignation as directors. They also agreed not to sell their remaining shares in the Company for a period of at least six months.

On October 14, 2009, the Company entered into an agreement with the stockholders of Whyte Lyon Socratic, Inc., a Delaware corporation, d/b/a “The Institute of Modern Economy” (“Whyte Lyon”), to acquire 100% of the capital stock of such corporation in exchange for 500,000 shares of the Company’s common stock, which the parties valued at $2.00 per share. Closing of the acquisition of the shares of Whyte Lyon occurred on November 2, 2009 following consummation of the transactions contemplated by the Vensure Purchase Agreement; provided, that for all purposes the closing date and delivery of all closing documents and instruments were deemed to have occurred effective on September 29, 2009.  Upon completion of the Company’s acquisition of Whyte Lyon, its principal stockholder, Joseph J. Bianco, became Chairman of the Board of Directors of the Company.

Effective December 28, 2009, IP Global sold and assigned $91,476 principal amount of its original $2.5 million convertible Note from the Company to Bleecker Holdings Corp., an entity wholly-owned by Joseph J. Bianco, our Chairman of the Board.  In connection with the Debt Restructuring Agreement, Bleecker Holdings exchanged such Note for 43,560 shares of the Company’s Series A Preferred Stock.  Such shares were subsequently sold by Bleecker to an unaffiliated third party.

On April 15, 2010, in consideration for Mr. Bianco serving as Chairman of Weston Capital, the Company assigned to Bleecker Holdings the right to receive a management fee from Weston Capital in the amount of $100,000 per annum, payable monthly.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties because, based upon its experience in the industry, we believe we would have had to pay independent third parties more for comparable assets or services.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between the Company and any of its officers or directors. Under the Company’s Code of Ethics, any conflict of interest between a director or officer and the Company must be referred to the non-interested directors for approval. The Company intends to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

During fiscal 2009 and through the present, we were not and are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent however, the board of directors applies the requirements for   “independent directors” as defined in the rules and regulations of the NYSE Amex (formerly known as the American Stock Exchange).  The Company’s board of directors determined that Messrs. Biancardi, Eilertsen and Laslop are independent.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Jewett, Schwartz, Wolfe & Associates in connection with statutory and regulatory filings or engagements.  For our fiscal year ended December 31, 2009, we were billed approximately $57,500 for professional services rendered for the audit and reviews of our financial statements.  For our fiscal year ended December 31, 2008, we were billed approximately $11,250 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".  There were no audit related fees for our fiscal years ended December 31, 2009 and 2008.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  For our fiscal years ended December 31, 2009 and 2008, we were billed approximately $3,000 and $3,500, respectively, related to professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees consist of fees for products and services other than the services reported above. The Company did not incur any other fees related to services rendered by Jewett, Schwartz, Wolfe & Associates for the fiscal years ended December 31, 2009 and 2008.

Pre-Approval Policies and Procedures

The Company's Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

Item 15.  Exhibits , Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Consolidated Balance Sheets as of December 31, 2009 and 2008.

B.           Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, and from September 20, 2007 (inception) through December 31, 2009.

C.           Consolidated Statements of Stockholders’ Equity for the period from September 20, 2007 (inception) through December 31, 2009.

D.           Consolidated Statements of Cash Flows for the years ended of December 31, 2009 and 2008 and from September 20, 2007 (inception) through December 31, 2009.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2008, between Fund.com Inc. and Eastern Services Holdings, Inc. (filed as Exhibit 2.1 to Form 8-K, filed on January 17, 2008, incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation of Eastern Services Holdings, Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on January 17, 2008, incorporated by reference).
3.2	Bylaws of Fund.com. (Filed as Exhibit 3.2 to Form 8-K, filed on January 17, 2008, incorporated by reference).
3.3	Amended and Restated Certificate of Incorporation of Fund.com Inc. (Filed as Exhibit 3.1 to Form 8-K, filed on September 3, 2009, incorporated by reference).
4.1	Form of Common Stock Subscription Agreement (Filed as Exhibit 4.1 to Form 8-K, filed on January 15, 2008, incorporated by reference).
4.2
Subscription Agreement, dated as of November 12, 2007, between Meade Technologies Inc. and Equities Media Acquisition Corp Inc. (Filed as Exhibit 4.2 to Form 8-K, filed on January 15, 2008, incorporated by reference).

4.3	Form of Common Stock Purchase Warrant to Purchase Common Stock to IP Global, Inc. (Filed as Exhibit 4.3 to Form 10-K, filed on May 7, 2009 and incorporated herein by reference).
4.4	Certificate of Designations for Fund.com Inc.’s Series A Convertible Preferred Stock (Filed as Exhibit 10.2 to Form 8-K, filed on January 16, 2010, incorporated by reference).
10.1	Fund.com Inc. 2007 Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K, filed on January 17, 2008, incorporated by reference).
10.2	Employment Agreement, dated as of December 20, 2007, between Meade Technologies Inc. and Raymond Lang (Filed as Exhibit 10.2 to Form 8-K, filed on January 17, 2008, incorporated by reference).
10.3	Employment Agreement, dated as of October 30, 2007, between Meade Technologies Inc. and Michael Hlavsa (Filed as Exhibit 10.3 to Form 8-K, filed on January 15, 2008, incorporated by reference).
10.4
Certificate of Deposit Agreement, dated as of November 9, 2007 between Meade Capital Inc. and Global Bank of Commerce Limited (Filed as Exhibit 10.4 to Form 8-K, filed on January 17, 2008, incorporated by reference).

10.5	Consulting Agreement between the Company and Fabric Group, LLC (Filed as Exhibit 10.1 to Form 8-K filed on March 10, 2008 and incorporated herein by reference).
10.6	Consulting Agreement between the Company and MKL Consulting Ltd. (Filed as Exhibit 10.2 to Form 8-K filed on March 10, 2008 and incorporated herein by reference).
10.7	License Agreement between Fund.com Managed Products Inc. and Equities Global Communications, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on March 10, 2008, incorporated by reference).
10.8	Employment Agreement between the Company and Gregory Webster (Filed as Exhibit 10.4 to Form 8-K, filed on March 10, 2008, incorporated by reference).
10.9	Employment Agreement between the Company and Philip Gentile (Filed as Exhibit 10.5 to Form 8-K, filed on March 10, 2008, incorporated by reference).
10.10	Form of Indemnification Agreement (Filed as Exhibit 10.10 to Form 8-K, filed on March 10, 2008, incorporated by reference).
10.11	Purchase and Contribution Agreement (Filed as Exhibit 10.11 to Form 10-K, filed on November 30, 2009, incorporated by reference).
10.12	Amended and Restated Limited Liability Company Agreement of AdvisorShares Investments LLC (filed as Exhibit 10.2 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference).
10.13	Employment agreement with Noah Hammon (filed as Exhibit 10.3 to Form 8-K, filed on November 6, 2008 and incorporated herein by reference).

10.14	Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.14 to Form 10-K, filed on November 30, 2009, incorporated by reference).
10.15	Limited Recourse Note dated April 8, 2009 between Fund.com Inc. and National Holdings Corporation (filed as Exhibit 10.2 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference).
10.16	Pledge Agreement dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (Filed as Exhibit 10.16 to Form 10-K, filed on November 30, 2009, incorporated by reference).
10.17	Demand Promissory Note dated April 8, 2009 between Fund.com Inc. and Global Asset Fund Limited (filed as Exhibit 10.4 to Form 8-K, filed on April 14, 2009 and incorporated herein by reference).
10.18
Revolving Credit Loan Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with IP Global Investors Ltd. (Filed as Exhibit 10.18 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference).

10.19
Guaranty Agreement dated as of April 30, 2009 and effective as of May 1, 2009 with the Company’s subsidiaries in favor of IP Global Inc. (Filed as Exhibit 10.19 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference).

10. 20	Revolving Credit Convertible Note dated April 30, 2009 between Fund.com Inc. and IP Global Inc. (Filed as Exhibit 10.20 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference).
10. 21	Amendment to Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.21 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference).
10.22	Amendment No. 2 to Securities Purchase Agreement with National Holdings Corporation (Filed as Exhibit 10.1 to Form 10-Q, filed on May 15, 2009, and incorporated herein by reference).
10.23
Revolving Credit Loan Agreement dated as of August 28, 2009 by and among Fund.com Inc., IP Global Investors Ltd., and Equities Media Acquisition Corp. Inc. (Filed as Exhibit 10.1 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.24
Guaranty Agreement dated as of August 28, 2009 by and among Fund.com Inc., IP Global Investors Ltd., and Equities Media Acquisition Corp. Inc. (Filed as Exhibit 10.2 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.25	Revolving Credit Convertible Note of Fund.com Inc. dated as of August 28, 2009 (Filed as Exhibit 10.3 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.26	Option to Purchase Shares of Fund.com Inc. dated as of August 28, 2009 (Filed as Exhibit 10.4 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.27	Stock Purchase, Stock Redemption and Option to Purchase Shares of Fund.com Inc. dated as of August 28, 2009 (Filed as Exhibit 10.5 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.28	Warrant to Purchase Shares of Class A Common Stock of Fund.com Inc. (Filed as Exhibit 10.6 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.29	Separation Agreement dated as of August 28, 2009 by and between Fund.com Inc. and Lucas Mann (Filed as Exhibit 10.7 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.30	Separation Agreement dated as of August 28, 2009 by and between Fund.com Inc. and Daniel Klaus (Filed as Exhibit 10.8 to Form 8-K, filed on September 3, 2009, incorporated by reference).
10.31
Secured Non-Negotiable Non-Interest Bearing Installment Promissory Note of IP Global Investors Ltd. dated as of August 28, 2009 in favor of Daniel Klaus (Filed as Exhibit 10.9 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.32
Secured Non-Negotiable Non-Interest Bearing Installment Promissory Note of IP Global Investors Ltd. dated as of August 28, 2009 in favor of Lucas Mann (Filed as Exhibit 10.10 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.33
Pledge Agreement as of August 28, 2009 by and between IP Global Investors Ltd., Hodgson Russ LLP as collateral agent, and Daniel Klaus (Filed as Exhibit 10.11 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.34
Pledge Agreement as of August 28, 2009 by and between IP Global Investors Ltd., Hodgson Russ LLP as collateral agent, and Lucas Mann (Filed as Exhibit 10.12 to Form 8-K, filed on September 3, 2009, incorporated by reference).

10.35
Securities Purchase Agreement dated September 24, 2009 by and among Fund.com Inc., Vensure Employer Services, Inc. and the stockholders of Vensure Employer Services, Inc. (Filed as Exhibit 10.1 to Form 8-K, filed on November 5, 2009, incorporated by reference).

10.36	Restated Articles of Incorporation of Vensure Employer Services, Inc. (Filed as Exhibit 10.2 to Form 8-K, filed on November 5, 2009, incorporated by reference).
10.37
Form of Stockholders Agreement among Fund.com Inc., Vensure Employer Services, Inc. and the stockholders of Vensure Employer Services, Inc. (Filed as Exhibit 10.3 to Form 8-K, filed on November 5, 2009, incorporated by reference).

10.38
Form of Content Agreement between Fund.com Inc., Vensure Employer Services, Inc., Whyte Lyon Socratic Inc. and Vensure Retirement Administration, Inc. (Filed as Exhibit 10.4 to Form 8-K, filed on November 5, 2009, incorporated by reference).

10.39	Stock Purchase Agreement among Joseph J. Bianco, Whyte Lyon Socratic Inc. and Fund.com Inc. (Filed as Exhibit 10.5 to Form 8-K, filed on November 5, 2009, incorporated by reference).
10.40
Debt Restructuring Letter Agreement dated December 28, 2009 by and among Fund.com Inc., IP Global Investors Ltd., Equities Media Acquisition Corp. and the other parties thereto (Filed as Exhibit 10.1 to Form 8-K, filed on January 16, 2010, incorporated by reference).

10.41	Form of Subscription Agreement for the Option Shares (Filed as Exhibit 10.1 to Form 8-K, filed on February 16, 2010, incorporated by reference).
10.42
Securities Purchase and Restructuring Agreement dated as of March 26, 2010 by and among Fund.com Inc., Weston Capital Management, LLC, PBC-Weston Capital Holdings, LLC, Albert Hallac and the other persons who are parties signatory thereto (Filed as Exhibit 10.1 to Form 8-K, filed on April 2, 2010, incorporated by reference).

10.43	Fifth Amended and Restated Operating Agreement of Weston Capital Management, LLC (Filed as Exhibit 10.2 to Form 8-K, filed on April 2, 2010, incorporated by reference).
10.44	Warrant to Purchase Class A Common Stock of Fund.com Inc. issued to PBC- Weston Capital Holdings, LLC (Filed as Exhibit 10.3 to Form 8-K, filed on April 2, 2010, incorporated by reference).
10.45	$5,000,000 Senior Secured Promissory Note of Fund.com Inc. issued to the Hallac Members LLC (Filed as Exhibit 10.4 to Form 8-K, filed on April 2, 2010, incorporated by reference).
10.46
Pledge and Security Agreement dated as of March 26, 2010 by and among Fund.com Inc., the Hallac Members and Zukerman Gore Brandeis & Crossman, LLP, as collateral agent LLC (Filed as Exhibit 10.5 to Form 8-K, filed on April 2, 2010, incorporated by reference).

21.1	Subsidiaries of the Registrant*
14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K, filed on May 7, 2009, and incorporated herein by reference).
16.1	Letter from Jewett, Schwartz, Wolfe & Associates dated as of November 30, 2009 (Filed as Exhibit 16.1 to Form 8-K, filed on November 30, 2009, incorporated by reference).
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002*
32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1
Order under Section 6(c) of the Investment Company Act of 1940 Granting Exemptions from Sections 2(a)(32), 5(a)(1) and 22(d) of the Act and Rule 22c-1 under the Act and Under Sections 6(c) and 17(b) of the Act Granting Exemptions from Sections 17(a)(1) and (2) of the Act and Denying a Request for Hearing (Filed as Exhibit 99.1 to Form 8-K, filed July 27, 2009, and incorporated herein by reference).

99.2
Notice dated July 21, 2009 from AdvisorShares Investments LLC to the Company re: Achievement of Milestone A – SEC Exemptive Order (Filed as Exhibit 99.1 to Form 8-K, filed July 27, 2009, and incorporated herein by reference).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 23, 2010, thereunto duly authorized.

FUND.COM INC.

/s/ Gregory Webster
Gregory Webster
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Joseph J. Bianco	Chairman of the Board of Directors	April 23, 2010
Joseph J. Bianco

/s/ Gregory Webster	Chief Executive Officer and Director	April 23, 2010
Gregory Webster

/s/ Ivar Eilertsen	Director	April 23, 2010
Ivar Eilertsen

/s/ Raul Biancardi	Director	April 23, 2010
Raul Biancardi

/s/ Keith Laslop	Director	April 23, 2010
Keith Laslop