Form 10-Q
period 2010-03-31
FUND.COM INC.
filed 2010-05-24
CIK 1335795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

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

As of May 1, 2010, there were 104,137,905 shares of the registrant’s par value $.001 per share Class A Common Stock, and 5,462,665 shares of the registrant’s par value $.001 per share Class B Common Stock and 400,000 shares of the registrant’s par value $.001 Preferred Stock, issued and outstanding.

Fund.com Inc.
Quarterly Report on Form 10-Q

i

Cautionary Statement Concerning Forward-Looking Statements
Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•
although we believe our status has changed as a result of our acquisition of Weston Capital Management, LLC (“Weston Capital”) on March 29, 2010, as of December 31, 2009 we were still in the stage of development and have earned limited revenue to date;

•
excluding our Weston Capital subsidiary, we have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability;

•	we will require substantial additional financing;

•	the interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests;

•	may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements;

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the three months ended March 31, 2010 and the year ended December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,986,519	$269,864
Accounts receivable	2,039,782	74,128
Advances and other receivables	1,751,494	-
Prepaid expenses	17,640	89,000
Total current assets	5,795,435	432,992

Property, plant and equipment, net	106,592	4,555

Intangible Assets	8,205,000	8,205,000

Goodwill	4,506,671	-

Investments	18,246,469	18,216,469

Advances from future revenues	3,771,864	3,771,864

TOTAL ASSETS	$40,632,031	$30,630,881

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,822,490	$1,612,927
Accrued payroll	642,202	540,474
Accrued expenses	469,009	67,500
Current portion of notes payable	2,463,800	-
Total current liabilities	6,397,501	2,220,901

LONG TERM LIABILITIES
Note payable	2,916,073	127,861

TOTAL LIABILITIES	9,313,574	2,348,763

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
400,000 issued and outstanding at March 31, 2010 and
December 31, 2009	400	400
Class A Common stock, $0.001 par value, 300,000,000 shares
authorized; 69,465,905 and 46,115,905 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	69,465	46,116
Class B Common stock, $0.001 par value, 10,000,000 shares
authorized; 5,462,665 and 6,387,665 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	5,463	6,388
Additional paid-in-capital	41,211,473	37,996,309
Common Stock subscribed but not issued	1,756,250	609,250
Accumulated deficit during the Development Stage	(11,114,709)	(9,865,483)
Total stockholders' equity attribtable to Fund.com, Inc.
and Subsidiaries	31,928,342	28,792,980

NONCONTROLLING INTEREST	(609,886)	(510,862)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,632,031	$30,630,881

The accompanying notes are an integral part of these consolidated financial statements.

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH MARCH 31, 2010

			September 20, 2007
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$87,467	$10,000	$366,472

Costs of revenue	-	-	-

Gross profit	87,467	10,000	366,472

Operating expense	1,451,714	1,202,340	11,900,154

Loss from operations before interest income and
provision for (benefit from) income tax	(1,364,247)	(1,192,340)	(11,533,681)

Other income			1,754
Interest income	100	250,230	1,891,106
Impairment charge - intangible asset	-	-	(1,794,500)
Interest expense	15,897	-	(289,081)
Income tax expense	-	-	(193)
	(1,348,250)	250,230	(11,724,595)

Net loss attributable to non-controlling interest	99,024	43,845	609,886

Net loss attributable to Fund.com Inc.	(1,249,226)	(898,265)	(11,114,709)

Net loss per common share - basic and diluted (Class A & B)	$(0.01)	$(0.01)	$(0.09)

Weighted average number of shares outstanding:
during the period - basic and diluted (Class A)	63,381,249	43,829,002	63,381,249

Weighted average number of shares outstanding:
during the period - basic and diluted (Class B)	5,565,643	6,387,665	5,565,643

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 2009 AND
FOR THE PERIOD SEPTEMBER 20, 2007 (INCEPTION) THROUGH MARCH 31, 2010

			September 20, 2007
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,249,226)	$(898,265)	$(11,114,709)
Adjustments to reconcile net loss to net cash
used in operating activities:
Compensation recognized under stock incentive plan	511,698	528,620	4,537,153
Issuance of common stock on conversion of IP Global note	10,800	-	10,800
Noncontrolling interest	(99,024)	(43,845)	(609,886)
Depreciation	4,555	-	4,555
Net assets acquired as a result of acquisition of Weston
Capital Management, LLC	4,293,329	-	4,293,329
Impairment of intangible asset	-	-	1,794,500
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,965,654)	-	(2,039,782)
(Increase) decrease in prepaid expenses	71,360	-	(17,640)
(Increase) in advances	(1,751,494)	-	(1,751,494)
Increase in accounts payable	1,209,562	178,814	2,812,030
Increase in accrued payroll	101,728	104,896	642,202
Increase in accrued expenses	401,509	-	469,009
Increase in accrued interest	-	18,207	(1,138,333)
Accrued interest from certificate of deposit	-	(250,000)	-
Net cash Provided by (used in) operating activities	1,539,143	(361,573)	(2,108,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(106,592)	(1,242)	(111,147)
Purchase of Investments	(30,000)		(18,246,469)
Certificate of deposit	-	-	1,888,333
Advances from future revenues	-	-	(3,771,864)
Purchase of Intangible Assets	-	-	(9,999,500)
Payments made on acquisition of Weston Capital Management LLC	(8,800,000)	-	(8,800,000)
Net cash used in investing activities	(8,936,592)	(1,242)	(39,040,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	3,247,000	-	37,268,329
Proceeds from Notes Payable	6,362,704	230,500	6,805,704
Repayment/ conversion of Notes Payable	(495,600)		(938,600)
Advances from shareholders	-	-	77,150
Repayment of shareholders advances	-	-	(77,150)
Net cash provided by financing activities	9,114,104	230,500	43,135,433

INCREASE (DECREASE) IN CASH	1,716,655	(132,315)	1,986,519

CASH, BEGINNING OF YEAR	269,864	158,083	-

CASH, END OF PERIOD	$1,986,519	$25,768	$1,986,519

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities

Acquisition of investment in entity with exchange
in investment in certificate of deposit	$-	$-	$18,216,469

Compensation recognized under stock incentive plan	$511,698	$528,620	$4,537,153

The accompanying notes are an integral part of these consolidated financial statements

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 1 – ORGANIZATION

Fund.com Inc. (the “Company” or “Fund”) was incorporated in the State of Delaware on September 20, 2007.  Although we believe our status has changed as a result of our March 29, 2010 acquisition of Weston Capital Management, LLC (“Weston Capital”), as of December 31, 2009, we were still in the early stage of development and had not begun the process of unifying its business operations.  The Company continues to be in the process of researching and developing its business and raising capital.

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

On October 12, 2006, AdvisorShares Investments, LLC (“AdvisorShares”) was organized in the State of Delaware.  AdvisorShares is a developer of proprietary exchange traded funds, also known as ETFs, with a focus on “actively managed” ETFs.  On October 31, 2008, the Company purchased a 60% of the outstanding membership interests of AdvisorShares.

On June 1, 2009, Whyte Lyon Socratic Inc. (“WLS”) was incorporated in the State of New York.  WLS is a developer of online education programs for investors, debtors and professionals.  On November 2, 2009, the Company acquired all of the outstanding shares of WLS.

On April 28, 1997, Weston Capital Management LLC (“Weston Capital”) was organized in the State of Delaware. Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.

Overview of Organizations

Fund.com Inc. is a provider of fund management products and risk management solutions that help financial advisors, wealth managers, institutions, and ultra-high-net-worth families create and manage wealth. We also provide services and investment fund information to the mass-market individual investor over the Internet at www.fund.com.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 1 – ORGANIZATION (Continued)

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

On March 29, 2010, we consummated the acquisition of 100% of the membership interests of Weston Capital.  Founded in 1997 and headquartered in West Palm Beach, FL, Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.  Weston Capital currently earns fees on approximately $1.0 billion of assets under management.  Its founder Albert Hallac continues as CEO of Weston Capital, directing its day-to-day operations and business strategy, and our Chairman Joseph J. Bianco, became Chairman of Weston Capital. Weston Capital also has offices in London and New York City.   Management believes with Weston Capital’s operations, when aligned with our majority interest in AdvisorShares, will enable us to accelerate increases of assets under management since we now have the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs for institutional and retail investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Interim Review Reporting

The accompanying unaudited consolidated financial statements of Fund.com, Inc. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim consolidated financial statements and the results of its consolidated operations for the interim period ended March 31, 2010, have been included. The results of consolidated operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Presentation

The Company has not produced any significant revenue from its principal business and is a development stage company as defined by the Accounting Standards Codification (ASC) 915 Development Stage Entities.

Going Concern

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and has an accumulated deficit of approximately $11,114,709 and working capital deficiency of approximately $602,065 as of March 31, 2010.  Additionally, the Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 and SEC staff accounting bulletin, Topic 13, Revenue Recognition which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, services rendered, all significant contractual obligations have been satisfied and collection is reasonably assured.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Certificate of Deposit

On November 9, 2007, the Company deposited $20,000,000 into a fixed Certificate of Deposit with an interest rate of 5.00% per annum payable at maturity, for a term of three years.  Accrued interest of $750,000 has been recorded for the years ended December 31, 2009.  Pursuant to a securities purchase agreement dated September 24, 2009 which the Company entered into with Vensure Employer Services, Inc., the rights were assigned to receive payments under the Certificate of Deposit to Vensure, effective as of September 29, 2009 for certain consideration.  In October 2009, prior to the closing of the Vensure transaction, Global Bank of Commerce advised the Company of its intention to exercise its contractual rights to exchange the Certificate of Deposit for an annuity contract issued by a third party, and on November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit. The Company did not have any balance in certificate of deposit as of December 31, 2009.

Investments

The Company’s investment portfolio consists of an investment in exchange traded funds which are held as available for sale and long-term investments in preferred stock of Vensure Employer Services, Inc. (see footnote 10) and in a limited liability company which is recorded at cost and will be evaluated for other than temporary impairment on a quarterly basis in accordance with ASC 820 Fair Value Measurements and Disclosures.

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

After the Company’s review of its investment portfolio in relation to the above policy, there were no permanently impaired investments noted during the three months ended March 31, 2010 and the year ended December 31, 2009.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no material advertising expense for the three months ended March 31, 2010 and 2009.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation expense for the period ended March 31, 2010 was $4,555 (none in 2009).

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fund and certain of its subsidiaries (FOT, FMP and FC) did not file federal and applicable state income tax returns for the years ended December 31, 2009 and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009 and prior considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009 and prior. The Company is still in the process of determining whether to file a consolidated tax return or a separate tax return for a holding company and its subsidiaries. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

AdvisorShares is in compliance with filing of the federal and applicable state income tax returns for the year ended December 31, 2008. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

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

Goodwill

Goodwill represent the excess of the purchase price of a company acquired over the fair value of the net tangible assets acquired.

Goodwill is subject to impairment tests performed at least annually.  The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required under guidance for the impairment of long-lived assets and long-lived assets to be disposed of.  The goodwill impairment test requires a two-step approach, which is performed at the reporting unit level.  Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount.  Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized for an amount equal to that excess.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Valuation of long-lived assets

The Company accounts for the valuation of long-lived assets under authoritative guidance issued by the FASB, which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property Asset:

During 2007, the Company acquired the domain name “fund.com” and other intangible assets related to intellectual property and trademarks for a total cost of $9,999,950. The Company has determined that the intangible assets have an indefinite live but are subject to periodic impairment assessment as stated in ASC 350 Intangibles – Goodwill and Other.

As of December 31, 2009, the Company tested the intangible assets for impairment under ASC 360-10-35-21 and recognized an impairment charge of $1,794,500. The balance under this asset was $8,205,000 as of March 31, 2010 and December 31, 2009, respectively.

Goodwill:

As described in Note 9; the Company acquired Weston Capital on March 29, 2010. As a result of this acquisition, the Company recognized goodwill in the amount of approximately $4,507,000 as of March 31, 2010 in the accompanying consolidated financial statements. The Company acquired net assets at fair value in the amount of approximately $4,293,000 for a purchase consideration of $8,800,000. As of the acquisition date, the purchase price and accounting for this transaction was recorded based on the December 31, 2009 unaudited consolidated financial position of Weston Capital.  Weston Capital is in the process of finalizing an audit of the consolidated financial statements as of December 31, 2009 and completing their March 31, 2010 consolidated financial statements. Once these consolidated financial statements are finalized, the Company intends to adjust as appropriate the accounting for this purchase transaction.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 4 - FAIR VALUE (Continued)

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

The composition of the investment portfolio as of March 31, 2010 was:

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
Investment	Value	Value	Value	Value	Cost

Exchange traded funds	$100,000	$-	$	$100,000	$100,000
Investment in limited liability company			30,000	30,000	30,000
Preferred stock	-		18,116,469	18,116,469	18,116,469
	$100,000	-	$18,146,469	$18,246,469	$18,246,469

Our portfolio investments classified as Level 3 in the above table are priced using subjective evaluation about the assumptions market participants would use in pricing the financial instrument.

Based on the criteria described above, the Company believes that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 5 – INVESTMENTS

The Company’s investments consisted of the following as of March 31, 2010:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain (Loss)	Gain (Loss)	Total
Exchange traded funds	$100,000	$100,000	$-	$-	$100,000
Investment in limited liability company	30,000	30,000	-	-	30,000
Preferred stock	18,116,469	18,116,469	-	-	18,116,469
	$18,246,469	$18,246,469	$-	$-	$18,246,469

Management believes that the carrying value of the preferred stock approximates fair value at March 31, 2010.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 6 – EQUITY (Continued)

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

In addition, on December 31, 2009, $840,000 of principal amount of a note payable to IP Global Investors Ltd. and Equities Media Acquisition Corp., Inc. were exchanged for 400,000 shares of Series A Preferred Stock.

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

On December 7, 2009, Recovery Capital purchased 476,190 shares of Class A common stock for $100,000.  However, as of March 31, 2010, those shares have not as yet been issued.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.

On February 15, 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  However, as of March 31, 2010, those shares have not as yet been issued.

On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.

On March 25, 2010, Recovery Capital purchased 2,380,952 shares of Class A Common Stock for $500,000.  However, as of March 31, 2010, those shares have not as yet been issued.

Neither COS Capital Partners, LH Capital Partners nor Recovery Capital is affiliated with either the Company or IP Global.

Stock Subscriptions

In December 2009, the Company received $100,000 in cash in connection with the option portion of the note payable agreement with IP Global.  In December 2009, IP Global converted $509,000 of the note payable to common stock (see also note 11).  In both of those circumstances, the stock certificates had not been issued as of December 31, 2009.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 6 – EQUITY (Continued)

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 6 – EQUITY (Continued)
The following details stock options for the period ending March 31, 2010:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average	Contractual	Fair
	Shares	Exercise Price	Term (Years)	Value

Balance, December 31, 2007	2,076,111	$2.30	5.0	$0.78
Granted	3,653,000	$3.52		$2.04
Exercised	-	-		-
Canceled	-	-		-
Forfeited	-	-		-
Balance, December 31, 2008	5,729,111	$3.08	4.4	$1.58
Granted	1,600,000	$0.60		$0.11
Exercised	-	-		-
Canceled	-	-		-
Forfeited	(1,453,565)	$2.30
Balance, December 31, 2009	5,875,546	$2.60	4.0	$1.35
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Forfeited	(484,522)	$2.30
Balance, March 31, 2010	5,391,024	$2.62	3.8	$1.57

The following details stock option vested shares for the three months ending March 31, 2010 and the years ending December 31, 2009, 2008 and 2007:

Shares
Balance, December 31, 2007	-
Vested	-
Balance, December 31, 2008	-
Vested	2,968,484
Balance, December 31, 2009	2,968,484
Vested	(48,195)
Balance, March 31, 2010	2,920,289

Based on the assumptions noted above, the fair market value of the options issued was valued at $8,217,007. For the three months ended March 31, 2010 and 2009, there was $511,698 and $528,620, respectively, in expense recorded in the Consolidated Statements of Operations for stock option grants.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 4, 2008, Fund.com Inc. (the “Company”) entered into a Consulting Agreement with Fabric Group, LLC (“Fabric”). Fabric is wholly-owned and managed by the chairman, director and former Chief Executive Officer of the Company.  Under the Consulting Agreement, Fabric will receive an annual base fee of $300,000, in return for strategic consulting services provided by both the Chairman and the Chief Marketing Officer of the Company in the areas of business development, product marketing and online strategy and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, Fabric will receive a onetime fee of $55,000 for services previously rendered to the Company. Included in the operating expenses for the three months ending March 31, 2010 and 2009 are none and $75,000, respectively. This agreement has been mutually terminated and Fabric has agreed to accept in lieu of payment of $405,000, a total of 1,928,570 shares equally distributed to Lucas Mann and Daniel Klaus at 964,285 each.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)
On March 4, 2008, the Company entered into a Consulting Agreement with MKL Consulting Ltd. (“MKL”). MKL is wholly-owned and managed by the executive vice president and a director of the Company. Under the Consulting Agreement, MKL will receive an annual base fee of $150,000, in consideration for services provided to the Company as Executive Vice President and for performance of other duties as requested from time to time by the Board.  In addition, pursuant to the Consulting Agreement, MKL received a one-time fee of $25,000 for services previously rendered to the Company. This agreement was not renewed and expired on February 28, 2009 under the terms of the agreement.  Included in the operating expenses for the three months ending March 31, 2010 and 2009 are none and $25,000, respectively.  Included in accounts payable as of March 31, 2010, is $150,000 related to this agreement.

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

NOTE 8 – LEASES

Certain of the Company’s subsidiaries presently lease office space and have a one year lease commitment that terminates February 28, 2011.  The minimum lease payments under this agreement for the period April 1, 2010 until it terminates is approximately $57,500.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 9 – INVESTMENT IN SUBSIDIARIES (Continued)

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

Weston Capital Management LLC

On March 29, 2010, the Company consummated the acquisition (the “Acquisition”) of Weston Capital, pursuant to a Securities Purchase and Restructuring Agreement dated as of March 26, 2010 (the “Purchase Agreement”) by and among the Company, Weston Capital, PBC-Weston Capital Holdings, LLC (“PBC”), Albert Hallac (“A. Hallac”) and the other persons who are parties signatory thereto (together with PBC and A. Hallac, the “Members”).

Pursuant to a newly executed long-term Employment Agreement, Weston Capital founder Albert Hallac continues as CEO of Weston Capital and a member of its board of managers and will direct Weston Capital’s day-to-day operations and business strategy.  In addition, Fund.com Chairman Joseph J. Bianco joined as Chairman of the Board of Weston Capital.

Under the Purchase Agreement:

•
The Company acquired from all of the Members, an aggregate of 100% of the membership interests in Weston Capital (the “Membership Interests”) for total consideration of $8,800,000 plus $1,500,000 in warrants described below, including:

•
25% of the issued and outstanding Membership Interests purchased by PBC on or about June 5, 2006 (the “PBC Member Interests”), in consideration for the payment of $2,500,000 in cash and delivery of the “Warrant” described below; and

•
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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 9 – INVESTMENT IN SUBSIDIARIES (Continued)

-	In exchange for all of the Membership Interests in Weston Capital, the Company provided the following consideration to the Members:

•	Cash payments equal to (i) $2,500,000 to PBC in exchange for the PBC Member Interests; (ii) $800,000 as a capital contribution to Weston Capital; and (iii) $500,000 to Albert Hallac;

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 9 – INVESTMENT IN SUBSIDIARIES (Continued)

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 10 – INVESTMENT IN VENSURE EMPLOYER SERVICES, INC. (Continued)

Under the terms of a related stockholders agreement among the Company, Vensure and the Vensure stockholders, the Company is entitled to designate two members of the board of directors of Vensure. The stockholders agreement also contains customary buy/sell and related provisions in the event of sales of any shares of Vensure.  The Series A Preferred Stock also contains certain protective provisions that require the approval of the Company or its designees on the board of directors of Vensure before Vensure may implement or commit to certain actions, including:

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

In accordance with the guidance in ASC 845, the Company valued the transaction at the fair value of the asset relinquished, in this case the certificate of deposit.  That value was deemed to be $21,888,333 and the Company allocated that value to the preferred shares.  Upon further review, the Company now believes that it is more appropriate to also recognize the content agreement as a component of the exchange, since the Company received both assets in the exchange. Accordingly, the Company will modify its presentation and allocate the $21,888,333 to both assets acquired based on their relative fair values.  Fair value for the preferred shares was based on a fairness opinion from an independent investment banking firm.  Fair value of the content agreement was based on the net present value of the future cash flows relating to the content agreement.  Based on that evaluation, the Company has recorded its investment in preferred stock of Vensure at $18,116,469 and the content agreement at $3,771,864.  The content agreement will be reported in balance sheet as a long-lived asset titled, Advances from Future Revenues.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 11 – NOTES PAYABLE

Working Capital Loan with IP Global Investors LTD

In the past, we have relied on loans and advances from IP Global Investors Ltd., a privately owned intellectual property finance company, to provide us with working capital to pay our operating expenses.

Effective as of August 28, 2009, the Company, and IP Global consummated transactions under a line of credit agreement pursuant to which IP Global provided the Company with a $2,500,000 line of credit facility which superseded and restated in its entirety a prior $1.343 million credit agreement with IP Global entered into as of May 1, 2009.  Under the terms of the restated line of credit agreement (which was negotiated and agreed upon in early July 2009), the Company was entitled to receive a maximum of$2,500,000 of advances, less an aggregate of $723,000 of advances made through May 1, 2009 (including the $1,275,000 paid to AdvisorShares on behalf of the Company through August 18, 2009 and an additional $150,000 of advances funded through August 28, 2009).  As of December 31, 2009, the Company had borrowed an aggregate of approximately $2,466,444 under the line of credit, including $1,275,000 paid to AdvisorShares on behalf of the Company.  All obligations under the line of credit agreement have been guaranteed by Fund.com Capital Inc., Fund.com Technologies Inc. and Fund.com Managed Products Inc., all wholly-owned subsidiaries of the Company.

The advances made under the line of credit agreement are evidenced by the Company’s 9% convertible note were originallydue August 28, 2010, but are now due on December 31, 2011. The note is convertible at any time prior to its maturity date, at a conversion price of $0.21 per share into shares of Class B common stock of the Company. The conversion price was established based on the public price of Fund.com at the time the parties reached agreement, the price being based on a quantitative formula equal to 90% of the volume weighted average price (VWAP) of the Fund.com stock price as quoted on the OTC Bulletin Board for the thirty days prior to July 6, 2009.

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

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 11 – NOTES PAYABLE (Continued)

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

As at March 31, 2010, an aggregate of $2,033,558 of indebtedness is outstanding under the line of credit loan agreement.

Option

As part of the transactions contemplated by the line of credit agreement, the lender or its designees received an option (originally expiring on December 31, 2009) to purchase up to $5,000,000 of additional shares of Class A common stock of the Company at a price of $0.21 per share, or approximately 23.8 million shares of Class A common stock if such purchase option is fully exercised. The price was also established on the same VWAP calculation. The Company is not obligated to register the option shares for resale with the SEC. In addition, the Company issued to IP Global a warrant, expiring July 31, 2012, entitling the holder(s) to purchase an aggregate of 50% of the number of shares of Class A common stock that are purchased upon full or partial exercise of the above purchase option, at an exercise price of $0.315 per share.  The exercise prices of the purchase option and the warrant are both subject to certain adjustments, including weighted average anti-dilution adjustments.

IP Global subsequently assigned the option to Recovery Capital, Inc. or its designees (“Recovery Capital”), and Recovery Capital thereafter assigned all or a portion of the option to Huntley Family Investments, LLC or is designees (the “Huntley Group”). The Huntley Group is affiliated with Mars Hill Partners, LLC, the sub-advisor to the Mars Hill Global Relative Value AdvisorShares ETF, an actively managed exchange traded fund sponsored by AdvisorShares.  Neither Recovery Capital nor the Huntley Group is affiliated with either the Company or IP Global.

The Company agreed, through extensions executed at various dates, to extend the option period to April 30, 2010, and the Huntley Group exercised the option and agreed to purchase all or a portion of the option shares.  To the extent not fully exercised by the Huntley Group, Recovery Capital retained the right to exercise the remaining portion of the option.  Principally all of the proceeds received by the Company from the Huntley Group were to be used exclusively to provide financing to enable the Company to consummate its proposed equity investment in Weston Capital.

The following options have been exercised:

On December 7, 2009, Recovery Capital purchased 476,190 shares of Class A common stock for $100,000.  However, as of March 31, 2010, those shares have not as yet been issued.

On February 10, 2010, COS Capital Partners I, LLC purchased 9,047,619 Class A common stock of the Company for $1,900,000.

FUND.COM INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and for the period September 20, 2007 (inception)
through March 31, 2010

NOTE 11 – NOTES PAYABLE (Continued)

On February 15, 2010, Recovery Capital purchased 1,080,952 shares of Class A Common Stock for $227,000.  However, as of March 31, 2010, those shares have not as yet been issued.

On March 1, 2010, LH Capital Partners LLC purchased 952,381 shares of Class A Common Stock for $200,000.

On March 25, 2010, Recovery Capital purchased 2,380,952 shares of Class A Common Stock for $500,000.  However, as of March 31, 2010, those shares have not as yet been issued.

Neither COS Capital Partners, LH Capital Partners nor Recovery Capital is affiliated with either the Company or IP Global.

NOTE 12 – INCOME TAXES

The Company has not made provision for income taxes in the years ended December 31, 2009 and 2008, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2009 and 2008, respectively (see note 2). The net operating losses carry forwards will begin to expire in varying amounts from year 2027 to 2029 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2010, Recovery Capital converted a portion of the $315,000 principal amount IP Global Note payable which was assigned to Recovery Capital by IP Global pursuant to a Note and Stock Purchase Agreement.  Recovery Capital converted such assigned note into 10,372,000 shares of Class A Common Stock which it sold to certain unaffiliated third parties for approximately $217,760.

On April 27, 2010, IP Global converted a portion of the principal amount of the then outstanding amount due under a Company Note payable to IP Global into 29,000,000 shares of Class A Common Stock which it sold to certain unaffiliated third parties for $609,000.

NOTE 14 – CONTINGENCIES

The Company has certain lawsuits and claims arising in the ordinary course of its business. In the opinion of the Company, although final disposition of some or all of these suits and claims may impact the Company’s consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 23, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Overview

Fund.com Inc. (the “Company,” “we”, “us” or “our”) is a provider of fund management products and risk management solutions that help financial advisors, wealth managers, institutions, and ultra-high-net-worth families create and manage wealth. We also provide investment fund information to the mass-market individual investor over the Internet at www.fund.com. As of May 19, 2010, through our subsidiaries, we manage and earn fees on approximately $1.0 billion in client assets.

Our wealth management business solutions include:

●
ETF Platform. An outsourced platform for launching actively managed exchange traded funds (ETFs) for banks, trust companies, independent wealth advisers, and investment managers who desire to issue and manage ETFs on a white-label basis;

●
Regulatory Authority. Outsourced administration and compliance for ETFs, including the use of specialized regulatory authority granted to us by the Securities and Exchange Commission (the “SEC”) permitting the discretionary active management of assets within an ETF to meet the investment objectives of the ETF and ETF manager;

●
Investment Products. A wealth management business catering to institutional and ultra-high-net-worth clients seeking investment in hedge funds offering a family of hedge fund and fund of funds investment products;

●	Fund Distribution. A 17-year-old established fund distribution business that sells and markets various fund products; and
●
Online Lead Generation. A user friendly website accessible on the Internet through a unique and recognizable top-level domain name that is intended to engage individual investors as an online educational resource and then to match their investment needs with providers of retirement solutions and investment funds, including ETFs.

Through our AdvisorShares Investments LLC subsidiary (“AdvisorShares”), we have developed an investment platform that originates and sells a new investment product known as actively managed exchange traded funds (“ETFs”).  We believe that AdvisorShares is one of a limited number of companies that have received an exemption from the SEC to originate, market and sell actively managed ETFs.  AdvisorShares sells such ETF products in conjunction with leading investment managers who are responsible for managing the assets within the ETFs we create.

As reported by the Investment Company Institute, the combined assets of the nation’s exchange-traded funds (ETFs) were $805.36 billion in March 2010.  Accordingly, we believe that the ETF market continues to experience rapid growth and represents a widely accepted financial innovation.

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

On March 29, 2010, we consummated the acquisition of 100% of the membership interests of Weston Capital Management, LLC (“Weston Capital”).  Founded in 1993 and headquartered in West Palm Beach, FL, Weston Capital has three lines of business: it originates and markets fund of funds; it originates and markets single-manager hedge funds; and it raises capital to seed new hedge funds.  Weston Capital currently earns fees on assets exceeding $1.0 billion under management.  Its founder Albert Hallac continues as CEO of Weston Capital, directing its day-to-day operations and business strategy, and our Chairman Joseph J. Bianco, became Chairman of Weston Capital. Weston Capital also has offices in London and New York City.   Management believes with Weston Capital’s operations, when aligned with our majority interest in AdvisorShares, will enable us to accelerate increases of assets under management since we now have the ability to seed, originate and distribute hedge funds as well as seed, originate, develop and distribute actively traded ETFs to institutional and retail investors.

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

Our principal executive office is located at 14 Wall Street, 20th Floor, New York, New York 10005.  Our telephone number is (212) 618-1633.  We maintain a website at www.fund.com and AdvisorShares maintains a website at www.advisorshares.com.  These websites, and the information contained therein, are not part of this quaterly report.

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

On August 18, 2009, the Company consummated payment in full of the $1,000,000 due to AdvisorShares for achieving the first milestone under the Agreement. The funding was provided to the Company by IP Global and Equities Media, a principal stockholder of the Company, under the amended and restated $2.5 million line of credit facility described herein. The Company currently owns 60% of the outstanding units of AdvisorShares after the initial contributions of $1,275,000 by the Company. The Company will maintain its ownership of 60% of the outstanding units of AdvisorShares irrespective of AdvisorShares achieving any additional milestones

The Company does not currently have the capital or resources to make the additional $2,725,000 in payments to AdvisorShares following AdvisorShares’ achievement of the remaining milestones.  In order to obtain funds to satisfy the remaining payment obligations to AdvisorShares (assuming the remaining milestones are achieved), we may utilize any of several potential options, including cash on hand from operating results, the issuance of debt or equity securities, or a combination thereof.  No assurance can be given that we will have available cash on hand from operating results or be able to obtain additional financing on favorable terms, if at all.  Moreover, the Company cannot predict with certainty if and when the remaining milestones for total assets under management will be met by AdvisorShares.

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

Under the Purchase Agreement:

• the Company acquired from all of the Members, an aggregate of 100% of the membership interests in Weston Capital (the “Membership Interests”) for total consideration of $8,800,000 plus $1,500,000 in warrants described below, including:

(i)           25% of the issued and outstanding Membership Interests purchased by PBC on or about June 5, 2006 (the “PBC Member Interests”), in consideration for the payment of $2,500,000 in cash and delivery of the “Warrant” described below; and

(ii)           the remaining 75% of the issued and outstanding Membership Interests (the “Hallac Interests”) owned by Albert. Hallac, certain members of his family, and Victor Elmaleh (collectively, the “Hallac Members”), in consideration for the payment of $5,500,000, consisting of $500,000 in cash and delivery of the Company’s 4% $5,000,000 senior secured adjustable principal amount note due March 31, 2015 (the “Reset Note”).

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

Under the terms of a related stockholders agreement among the Company, Vensure and the Vensure stockholders, the Company is entitled to designate two members of the board of directors of Vensure. The stockholders agreement also contains customary buy/sell and related provisions in the event of sales of any shares of Vensure.  The Series A Preferred Stock also contains certain protective provisions that requires the approval of the Company or its designees on the board of directors of Vensure before Vensure may implement or commit to certain actions, including:

•	the issuance of securities senior to or on a par with the Series A Preferred Stock;
•	the issuance of any additional capital stock of Vensure;
•	any change it’s the fundamental nature of its business;
•	the acquisition of the assets or securities of other parties;
•	the sale or pledge of substantial assets; and
•	any material changes in compensation of senior executive officers.

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

Our significant accounting policies are described in footnotes to the consolidated financial statements in Part I, Item  1.

Results of Operations

The following tables show the results of operations of our business.

Comparison of the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Three Months Ended March 31,	2010	2009
Sales	$87,467	$10,000
Cost of Sales	$-0-	$-0-
Total Expenses	$1,451,714	$1,202,340
Other income (expense)	$15,997	$250,230
Income taxes	$-0-	$-0-
Net income (loss)	$(1,249,226)	$(898,265)

Results of Operations for the three months ended March 31, 2010 and 2009

We reported a net loss of $1,249,226 and $898,265 for the three months ending March 31, 2010 and 2009, respectively.  Until we implement our business plan, we will not have material operating revenues.

For the three months ending March 31, 2010, we incurred $1,451,714 in operating costs.  This amount primarily includes $511,698 related to compensation expense for stock options, $101,646 related to legal and professional fees, $297,892 related to payroll and benefits for the officers of the Company, $216,726 for consulting expenses, and the remaining $323,752 represents other selling, general and administrative expenses.

For the three months ending March 31, 2009, we incurred $1,202,340 in operating costs.  This amount includes $528,620 related to compensation expense for stock options, $93,143 related to legal and professional fees, $331,219 related to payroll and benefits for the officers of the Company, $104,087 for consulting expenses, and the remaining $145,271 represents other selling, general and administrative expenses.

The Company periodically tests the intangible assets for impairment and determined that as of March 31, 2010 no impairment charge was necessary.  As of December 31, 2009, the Company recorded an impairment charge of $1,794,500.

Liquidity and Capital Resources

On March 31, 2010, the Company had cash of $1,986,519 and a working capital deficit of approximately $602,065.  We will require additional funding in order to meet operating expenses and our development plan.

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

As at March 31, 2010, 69,465,905 shares of Class A Common Stock were outstanding, 5,462,665 shares of Class B Common Stock were outstanding and 400,000 shares of Preferred Stock were outstanding.  As of May 1, 2010, 104,137,905 shares of Class A Common Stock were outstanding, 5,462,665 shares of Class B Common Stock were outstanding and 400,000 shares of Preferred Stock were outstanding.

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

As at March 31, 2010, an aggregate of $2,033,558 of indebtedness is outstanding under the line of credit loan agreement.

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

Consistent with the above strategy, pursuant to the Company’s investment in and transaction with Vensure Employer Services, Inc. (as described below), as payment for the Series A preferred stock of Vensure, the Company transferred and assigned its rights under the certificate of deposit to Vensure, effective as of September 29, 2009.  In October 2009, Global Bank advised the Company of its intention to exercise its contractual rights to exchange the certificate of deposit for a ten year 5.0% annuity contract in the amount of the certificate of deposit plus accrued interest issued by a third party. On November 2, 2009 Vensure agreed to accept such annuity contract in lieu of the certificate of deposit. As of March 31, 2010 and December 31, 2009, there was no balance outstanding under this certificate of deposit.

Accounting Standards Updates

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

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

Conclusions

Based upon the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2010 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. They concluded that the Company’s disclosure controls were ineffective due to the inability to timely file the 2009 and 2008 annual reports on Form 10-K and the occurrence of issues that necessitated a restatement of interim period filings in 2009 and the material weaknesses in its internal controls over financial reporting as described below, which led us to file the 2009 and 2008 10-Ks late.  The actions being taken to address these ineffective disclosure controls and procedures are set forth below. Based upon the Evaluation, our CEO and CFO also concluded that our internal controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, as more fully described below.

Management determined that, as of March 31, 2010, the Company did not maintain effective internal control over financial reporting.  Management identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes (a material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis):

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

•
Inability to close our books and generate required disclosure – Due to timing constraints related to the finalization of material agreements, we recognize a material weakness regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. This material weakness caused us to be late in filing our 2008 and 2009 Form 10-K with the Securities and Exchange Commission.

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

The presence of these material weaknesses does not mean that any misstatement has occurred in our consolidated financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

As of March 31, 2010, there were no legal actions pending against us, or any subsidiaries, or of which our property, or the property of any subsidiaries, was subject nor to our knowledge are any such proceedings contemplated.

Our subsidiaries, AdvisorShares Investments, LLC, Whyte Lyon Socratic, Inc., and Weston Capital Management, LLC are currently not involved in any legal proceedings that would have material adverse impact on the consolidated financial statements.

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

ITEM 1A.         RISK FACTORS.

           There have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 23, 2010.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On March 29, 2010, the Company consummated the acquisition (the “Acquisition”) of Weston Capital Management, LLC (“Weston Capital”), pursuant to a Securities Purchase and Restructuring Agreement dated as of March 26, 2010 (the “Purchase Agreement”) by and among the Company, Weston Capital, PBC-Weston Capital Holdings, LLC (“PBC”), Albert Hallac (“A. Hallac”) and the other persons who are parties signatory thereto (together with PBC and A. Hallac, the “Members”).  In exchange for all of the Membership Interests in Weston Capital, the Company provided the following consideration to the Members, without limitation: a Class A common stock purchase warrant (the “Warrant”) to PBC entitling PBC to purchase, beginning September 29, 2010 (the “Six Month Anniversary Date”) through September 30, 2014, such number of shares of Class A common stock of the Company as shall be determined by dividing (A) $1,500,000, by (B) the volume weighted average price of the common stock for the 20 trading days immediately prior to the Six Month Anniversary Date.

We believe that all of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.            (REMOVED AND RESERVED).

ITEM 5.            OTHER INFORMATION.

           None.

ITEM 6.            EXHIBITS.

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

           FUND.COM INC.

Date: May 24, 2010	/s/ Gregory Webster
Gregory Webster
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer (Principal Accounting and Financial Officer)